Form 10-K
period 1996-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-01-26
CIK 841283

================================================================================

                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K

     [X]         Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                       OR

     [ ]        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number:  033-24935

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      52-1605434
----------------------------------------    -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

         10400 Fernwood Road
         Bethesda, Maryland                                  20817
----------------------------------------    -----------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                   -----------------------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
     filing requirements for the past 90 days.  Yes ____   No ____  (Not
     Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 26, 1998.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] (Not Applicable)

                      Documents Incorporated by Reference
                                      None

================================================================================

--------------------------------------------------------------------------------
                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                                                           PAGE NO.
                                                                                                           --------

                                                      PART I
Item 1.      Business......................................................................................... 1

Item 2.      Properties....................................................................................... 5

Item 3.      Legal Proceedings................................................................................ 7

Item 4.      Submission of Matters to a Vote of Security Holders.............................................. 7


                                                      PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters.............................................................. 7

Item 6.      Selected Financial Data.......................................................................... 8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................ 8

Item 8.      Financial Statements and Supplementary Data......................................................14

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................................................28


                                                     PART III

Item 10.     Directors and Executive Officers.................................................................28

Item 11.     Management Remuneration and Transactions.........................................................29

Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................29

Item 13.     Certain Relationships and Related Transactions...................................................30


                                                      PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K..........................................................................33

                                     PART I

ITEM 1.  BUSINESS

Description of the Partnership

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 1996. The Partnership commenced operations on December 28, 1988.

On October 8, 1993, Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Marriott International, Inc. ("MII"). The sole general partner of the Partnership is Marriott RIBM Two Corporation, a Delaware corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott. The Partnership is engaged solely in the business of owning and operating the Inns and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Inns are operated as part of the Residence Inn by Marriott system, which includes over 238 Inns in 43 states and Canada in the extended-stay segment of the U.S. lodging industry. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of MII; effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and Bossier RIBM Two LLC entered into a management agreement for the Bossier City Residence Inn, collectively, (the "Restated Management Agreements"). The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions." The Restated Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

The Inns are extended-stay hotels which cater primarily to business and family travelers who stay more than five consecutive nights. The Inns typically have 88 to 144 studio, one bedroom, two bedroom and two-story penthouse suites. The Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer a complimentary continental breakfast. In addition, most Residence Inns provide a complimentary hospitality hour. Each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

The Partnership's financing needs have been funded through loan agreements with independent financial institutions. See the "Debt Financing" section below.

Organization of the Partnership

On November 23, 1988, the Partnership executed a purchase agreement (the "Purchase Agreement") with Host Marriott to acquire the Inns, all related personal property, and the land on which the Inns are located. The total purchase price under the Purchase Agreement was $185.7 million. On December 28, 1988 (the "Closing Date"), 70,000 units of limited partnership interests (the "Units") in the Partnership, representing a 99% interest in the Partnership, were sold in a public offering. The offering price per Unit was $1,000. The General Partner contributed $707,100 for its 1% general partner interest. The Partnership acquired 17 of the Inns on the Closing Date. The remaining six Inns were acquired during 1989.

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier RIBM Two LLC (the "LLC"), a Delaware limited liability company. The general partner of the LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in the LLC is owned by the Partnership.

Debt Financing

As of December 31, 1995, the Partnership's mortgage debt consisted of a $131,500,000 nonrecourse mortgage loan (the "Term Loan") and $5,589,000 borrowed under a $10 million revolving credit facility (the "Revolving Loan"). Both the Term Loan and the Revolving Loan matured on December 30, 1995. However, the third party lender granted the Partnership an initial and subsequent forbearance which effectively extended the maturity of the loans through March 22, 1996. During the forbearance period, the Partnership was required to make interest only payments on the total outstanding debt balance of $137,089,000 at a fixed rate of 10.174%. During 1995, the Term Loan carried interest at a fixed rate of 10.17% per annum and required no amortization of principal. The Revolving Loan was available to provide interest payments on up to $20 million of the principal amount of the Term Loan. Borrowings under the Revolving Loan carried interest per annum at a floating rate equal to .625% plus the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected by the Partnership and required no amortization of principal. Interest on the borrowings could also have been funded under the Revolving Loan. There were no borrowings under the Revolving Loan in 1995. The weighted average interest rate on the Revolving Loan was 6.9% and 5.0% in 1995 and 1994, respectively.

Refinancing

On March 22, 1996 (the "Refinancing Closing Date") the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and requires payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the

Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership is required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded and will be maintained by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5%. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Pursuant to the terms of the Mortgage Debt, the Partnership must establish and maintain certain reserves including:

 . $3,482,000 Debt Service Reserve - This reserve was fully funded by mid-1997 and is to equal three months of debt service.

 .  $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the
   Refinancing Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing.

 . $900,000 Working Capital Reserve - This reserve was provided for from 1996 cash from operations. This reserve will provide additional funds to the Partnership Inns in the future if needed.

 . $500,000 Bossier City Residence Inn Environmental Reserve - As discussed above, this reserve was funded by the lender.

Material Contracts

Management Agreement

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and the LLC entered into a management agreement for the Bossier City Residence Inn, collectively, (the "Restated Management Agreements"). The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions."

Competition

The United States lodging industry generally is comprised of two broad segments: full service hotels and limited service hotels. Full service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited service hotels generally offer accommodations with limited or no services and amenities. As extended-stay hotels, the Inns compete effectively with both full service and limited service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited service hotels at prices that are significantly lower than those available at full service hotels.

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. The Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended-stay segment of the lodging industry: Residence Inn, Homewood Suites, Hawthorne Suites, Summerfield Suites and AmeriSuites.

Conflicts of Interest

Because Host Marriott, the parent of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership's Inns and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any affiliate of the General Partner, or persons employed by the General Partner or its affiliates be conducted on terms that are fair to the Partnership and that are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated parties.

The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that any agreements, contracts or arrangements between the Partnership and the General

Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

(i) the General Partner or any such affiliate must have the ability to render such services or to sell or lease such goods;

(ii) such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and must be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(iii) no rebates or give-ups may be received by the General Partner or any such affiliate, nor may the General Partner or any such affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement; and

(iv) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such a manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its affiliates or to decrease the responsibilities or duties of the General Partner or any such affiliate in the absence of the consent of the holders of a majority in interest of the limited partners.

Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership.

Consolidation

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

ITEM 2.  PROPERTIES

Introduction

The properties consisted of 23 Residence Inn by Marriott hotels as of December 31, 1996. The Inns have been in operation for at least seven years. The Inns range in age between 7 and 13 years. The Inns are geographically diversified among 16 states, and no state has more than four Inns.

The extended-stay segment of the lodging industry experienced increased competition throughout 1996 as new extended-stay purpose-built competitors entered the market. This trend is expected to continue in 1997. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."

Name and Location of Partnership Inns


             Inn                      Number of Suites      Date Opened
-----------------------------         ----------------      -----------
Birmingham, AL                              128                1986
Arcadia, CA                                 120                1989
Irvine, CA                                  112                1989
Placentia, CA                               112                1988
Boca Raton, FL                              120                1988
Jacksonville, FL                            112                1986
Pensacola, FL                                64                1985
St. Petersburg, FL                           88                1986
Chicago-Deerfield, IL                       128                1989
Shreveport-Bossier City, LA                  72                1983
Boston-Danvers, MA                           96                1989
Kalamazoo, MI                                83                1989
Jackson, MS                                 120                1986
Las Vegas, NV                               192                1989
Santa Fe, NM                                120                1986
Charlotte North, NC                          91                1988
Greensboro, NC                              128                1987
Akron, OH                                   112                1987
Valley Forge, PA                             88                1988
Columbia, SC                                128                1988
Spartanburg, SC                              88                1985
Memphis, TN                                 105                1986
Lubbock, TX                                  80                1986
                                    ----------------
                             TOTAL        2,487
                                    ================


The following table shows selected combined operating and financial statistics for the Inns (in thousands, except combined average occupancy, combined average daily room rate and revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily suite rate charged and the average daily occupancy achieved:

                                         Year Ended December 31,
                                        --------------------------
                                          1996     1995     1994
                                        --------  -------  -------
Combined average occupancy.............   84.5%    86.5%    87.5%
Combined average daily suite rate......  $84.65   $80.92   $75.25
REVPAR.................................  $71.50   $70.01   $65.84

ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the General Partner. As of December 31, 1996, there were 3,915 holders of record of the 70,000 Units.

The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Net Capital Investment, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts"); (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

(a) 99% to the limited partners and 1% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts of less than 50% of their original capital contributions; or

(b) 90% to the limited partners and 10% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to or greater than 50% but less than 100% of their original capital contributions; or

(c) 75% to the limited partners and 25% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to 100% or more of their original capital contributions.

Cash available for distribution means, with respect to any fiscal period, the cash revenues of the Partnership from all sources during the fiscal period, other than Capital Receipts, less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, repayment of advances made by the General Partner, any fees for management services and administrative expenses, but excluding expenditures incurred by the Partnership in connection with a transaction resulting in Capital Receipts, and (ii) such reserves as may be determined by the General Partner, in its reasonable discretion to be necessary to provide for the foreseeable cash needs of the Partnership or for the maintenance, repair, or restoration of the Inns.

As of December 31, 1996, the Partnership has distributed a total of $39,030,000 ($552 per limited partner unit) since inception. In 1996, no cash was distributed, however $3,535,000 ($50 per limited partner unit) was distributed on February 14, 1997 from 1996 cash from operations. In 1995, $4,949,000 ($70 per limited partner unit) was distributed. No distributions of Capital Receipts have been made since inception.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1996 presented in accordance with generally accepted accounting principles:

                                                1996      1995      1994       1993       1992
                                              --------  --------  ---------  ---------  ---------
                                                    (in thousands, except per unit amounts)

Revenues....................................  $ 34,035  $ 33,300  $ 30,441   $ 28,290   $ 27,025
                                              ========  ========  ========   ========   ========

Net income (loss)...........................  $  2,663  $  1,603  $   (528)  $ (2,452)  $ (5,686)
                                              ========  ========  ========   ========   ========

Net income (loss)
   per limited partner unit (70,000 Units)..  $     38  $     23  $     (7)  $    (35)  $    (80)
                                              ========  ========  ========   ========   ========

Total assets................................  $165,510  $165,362  $159,801   $162,216   $166,301
                                              ========  ========  ========   ========   ========

Total liabilities...........................  $156,305  $158,820  $149,913   $146,709   $143,676
                                              ========  ========  ========   ========   ========

Cash distributions
   per limited partner unit (70,000 Units)..  $     --  $     70  $     72   $     66   $     79
                                              ========  ========  ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1996, 1995 and 1994. Since 1989, the Partnership has owned the Inns which, as of December 31, 1996, contain a total of 2,487 suites. During the period from 1994 through 1996, Partnership revenues grew from $30.4 million to $34.0 million, while the Partnership's total Inn sales grew from $63.0 million to $69.6 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average suite rates. During the period from 1994 through 1996, the Inns' combined average room rate increased by $9.40 from $75.25 to $84.65, while the combined average occupancy decreased from 87.5% to 84.5%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. This operating leverage is offset in part by variable expenses, including (i) base and Residence Inn system management fees under the management agreement, which are 2% of gross Inn sales, and 4% of suite sales, respectively and (ii) incentive management fees under the Restated Management Agreements equal to 15% of operating profit, as defined, payable out of 50% of available cash flow, as defined.

RESULTS OF OPERATIONS

1996 Compared to 1995:

Revenues. Revenues (Inn sales less Inn operating costs and expenses) increased $.7 million, or 2%, to $34.0 million in 1996 from $33.3 million in 1995.
Revenue and operating profit were impacted primarily by growth in REVPAR.
REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily suite rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $2.8 million, or 4%, to $69.6 million in 1996 reflecting the improvements in REVPAR for the year. REVPAR increased 2% during the year due primarily to an increase in average suite rates of approximately 5%, with a decrease in average occupancy of two percentage points. Results were further impacted by a one percentage point decrease in the house profit margin.

Operating Costs and Expenses. Operating costs and expenses increased $.4 million to $18.6 million in 1996 from $18.2 million in 1995. As a percentage of Inn revenues, Inn operating costs and expenses represented 55% of revenues for 1996 and 55% in 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $.3 million to $15.4 million, or 45% of revenues, in 1996 from $15.1 million, or 45% of revenues in 1995.

Interest Expense. Interest expense decreased $.7 million to $13.3 million because the refinanced debt carried a lower average interest rate of 8.85% versus 10% under the old loan.

Net Income. Net income increased $1.1 million to $2.7 million, or 8% of revenues, in 1996 from $1.6 million, or 5% of total revenues, in 1995 due primarily to improved operating results and lower interest expense.

1995 Compared to 1994:

Revenues. Revenues increased $2.9 million, or 10%, to $33.3 million in 1995 from $30.4 million in 1994 as a result of strong growth in REVPAR of over 6%. The increase in REVPAR was primarily the result of an 8% increase in average suite rates and a decrease of one percentage point in average occupancy.

Operating Costs and Expenses. Operating costs and expenses increased $1.0 million to $18.2 million, or 55% of revenues, in 1995, from $17.2 million, or 57% of revenues in 1994.

Operating Profit. Operating profit increased $1.9 million to $15.1 million, or 45% of revenues, in 1995 from $13.2 million, or 43% of revenues, in 1994 due to the changes in revenues and operating costs discussed above.

Interest Expense. Interest expense remained unchanged at $14.0 million for 1995 and 1994.

Net Income. Net income increased $2.1 million to $1.6 million, or 5% of revenues, in 1995 from a net loss of $.5 million in 1994 due to the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

General

The General Partner believes that cash from Inn operations and Partnership reserves will provide adequate funds in the short term and long term of the operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operations was $3.9 million in 1996, $19.8 million in 1995 and $9.9 million in 1994. The $15.9 million decrease in cash from operations in 1996 was primarily the result of changes in operating accounts due to accrued interest expense at the end of 1995, increased amounts due from the Manager and payment of deferred base management fees during 1996. This was partially offset by increased net income of $1.1 million. The $9.9 million increase in cash from operations in 1995 was mainly the result of changes in operating accounts caused by accreued interest expense at the end of 1995 and decreased amounts due from the Manager during 1995, as well as increased net income of $2.1 million. This was partially offset by the payment of deferred base management fees during 1995.

Cash used in investing activities was $7.2 million, $3.4 million and $3.2 million in 1996, 1995 and 1994, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt.

Cash used in financing activities was $2.6 million, $5.5 million and $5.1 million in 1996, 1995 and 1994, respectively. The Partnership's cash financing activities consists primarily of capital distributions to partners, repayment of debt and payment of financing costs, as well as the refinancing of certain debts of the Partnership. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85%, and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.

Refinancing

On March 22, 1996 the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender.

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier RIBM Two LLC (the "LLC"), a Delaware limited liability company. The general partner of the LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in the LLC is owned by the Partnership. The Inns are managed by the Manager, a wholly-owned subsidiary of MII, as part of the Residence Inn by Marriott hotel system.

In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and requires payments of interest only during the first loan year (April 1996 through March
1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership is required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit will be funded and maintained by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5%. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Property Improvement Fund

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1996, 1995 and 1994 were $3,482,000, $3,343,000 and $3,152,000, respectively.

Deferred Management Fees

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and the LLC entered into a management agreement for the Bossier City Residence Inn, which the LLC owns, collectively (the "Restated Management Agreements").

The Manager earns a base management fee equal to 2% of the Inns' gross revenues. Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,070,707. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative operating profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,070,707. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 are payable in the future from operating cash flow, as defined. As of December 31, 1996, $1,190,000 of incentive management fees were paid. There were no incentive management fees paid to the Manager prior to 1996. Deferred incentive management fees were $14,610,000 and

$12,258,000 as of December 31, 1996 and 1995, respectively.

Competition

The extended-stay lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Residence Inns continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended-stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites and AmeriSuites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1996, average suite rates of Residence Inns exceeded inflationary costs. On March 22, 1996, the Partnership refinanced its mortgage debt and fixed its interest costs thereby eliminating the Partnership's exposure to the impact of changing interest rates.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                Page
-----                                                                                ----

Marriott Residence Inn II Limited Partnership Consolidated Financial Statements:

      Report of Independent Public Accountants.....................................   15

      Consolidated Statement of Operations..........................................  16

      Consolidated Balance Sheet....................................................  17

      Consolidated Statement of Changes in Partners' Capital........................  18

      Consolidated Statement of Cash Flows..........................................  19

      Notes to Consolidated Financial Statements....................................  20


Report of Independent Public Accountants




--------------------------------------------------------------------------------

TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and Bossier RIBM Two LLC, its majority-owned subsidiary limited liability company, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with The Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
March 21, 1997

Consolidated Statement of Operations




Marriott Residence Inn II Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)
--------------------------------------------------------------------------------

                                                1996       1995       1994
                                              ---------  ---------  ---------
REVENUES (Note 3)...........................  $ 34,035   $ 33,300   $ 30,441
                                              --------   --------   --------

OPERATING COSTS AND EXPENSES
 Depreciation and amortization..............     7,700      7,796      7,279
 Incentive management fee...................     3,542      3,502      3,133
 Residence Inn system fee...................     2,639      2,535      2,384
 Property taxes.............................     2,141      2,092      2,174
 Base management fee........................     1,393      1,337      1,261
 Equipment rent and other...................     1,201        897      1,018
                                              --------   --------   --------

                                                18,616     18,159     17,249
                                              --------   --------   --------

OPERATING PROFIT............................    15,419     15,141     13,192
 Interest expense...........................   (13,268)   (14,038)   (13,969)
 Interest income............................       512        500        249
                                              --------   --------   --------

NET INCOME (LOSS)...........................  $  2,663   $  1,603   $   (528)
                                              ========   ========   ========

ALLOCATION OF NET INCOME (LOSS)
 General Partner............................  $     27   $     16   $     (5)
 Limited Partners...........................     2,636      1,587       (523)
                                              --------   --------   --------

                                              $  2,663   $  1,603   $   (528)
                                              ========   ========   ========

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
 (70,000 Units).............................  $     38   $     23   $     (7)
                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet




Marriott Residence Inn II Limited Partnership and Subsidiary
December 31, 1996 and 1995
(in thousands)
--------------------------------------------------------------------------------

                                                             1996       1995
                                                           --------   --------
ASSETS
 Property and equipment, net.............................  $144,792   $148,116
 Deferred financing costs, net of accumulated
  amortization...........................................     3,797        566
 Due from Residence Inn by Marriott, Inc.................     2,472      1,150
 Property improvement fund...............................     2,150      1,638
 Restricted cash reserves................................     4,291         --
 Cash and cash equivalents...............................     8,008     13,892
                                                           --------   --------

                                                           $165,510   $165,362
                                                           ========   ========

LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
  Mortgage debt..........................................  $140,000   $137,089
  Incentive management fee due to Residence Inn by
   Marriott, Inc.........................................    14,610     12,258
  Base management fee due to Residence Inn by Marriott,
   Inc...................................................        --        743
  Accounts payable and accrued expenses..................     1,695      8,730
                                                           --------   --------

   Total Liabilities.....................................   156,305    158,820
                                                           --------   --------

 PARTNERS' CAPITAL
  General Partner
   Capital contribution..................................       707        707
   Capital distributions.................................      (390)      (390)
   Cumulative net losses.................................      (146)      (173)
                                                           --------   --------

                                                                171        144
                                                           --------   --------
  Limited Partners
   Capital contributions, net of offering costs of $7,845    62,155     62,155
   Capital distributions.................................   (38,640)   (38,640)
   Cumulative net losses.................................   (14,481)   (17,117)
                                                           --------   --------

                                                              9,034      6,398
                                                           --------   --------

   Total Partners' Capital...............................     9,205      6,542
                                                           --------   --------

                                                           $165,510   $165,362
                                                           ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes
in Partners' Capital



Marriott Residence Inn II Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                    General  Limited
                                                    Partner  Partners   Total
                                                    -------  --------  -------
Balance, December 31, 1993......................    $  233   $15,274   $15,507

 Capital distributions..........................       (51)   (5,040)   (5,091)

 Net loss.......................................        (5)     (523)     (528)
                                                    ------   -------   -------

Balance, December 31, 1994......................       177     9,711     9,888

 Capital distributions..........................       (49)   (4,900)   (4,949)

 Net income.....................................        16     1,587     1,603
                                                    ------   -------   -------

Balance, December 31, 1995......................       144     6,398     6,542

 Net income.....................................        27     2,636     2,663
                                                    ------   -------   -------

Balance, December 31, 1996......................    $  171   $ 9,034   $ 9,205
                                                    ======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows




Marriott Residence Inn II Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                      1996      1995      1994
                                                   ---------   -------   -------
OPERATING ACTIVITIES
 Net income (loss)...............................  $   2,663   $ 1,603   $  (528)
 Noncash items:
  Depreciation and amortization..................      7,700     7,796     7,279
  Deferred incentive management fee..............      2,352     3,502     3,133
  Amortization of deferred financing costs as
   interest......................................        322       299       302
  (Gain) loss on dispositions of property and
   equipment.....................................         (5)       --       110
 Changes in operating accounts:
  Accounts payable and accrued expenses..........     (7,035)    7,701        71
  Due from Residence Inn by Marriott, Inc........     (1,322)    1,203      (490)
  Base management fee due to Residence Inn by
   Marriott, Inc.................................       (743)   (2,296)       --
                                                   ---------   -------   -------

    Cash provided by operating activities........      3,932    19,808     9,877
                                                   ---------   -------   -------

INVESTING ACTIVITIES
 Additions to property and equipment, net........     (4,376)   (3,009)   (3,309)
 Additions to restricted capital expenditure
  reserve........................................     (2,357)       --        --
 Change in property improvement fund.............       (507)     (416)      137
                                                   ---------   -------   -------

    Cash used in investing activities............     (7,240)   (3,425)   (3,172)
                                                   ---------   -------   -------

FINANCING ACTIVITIES
 Proceeds from mortgage loan.....................    140,000        --        --
 Repayment of mortgage debt......................   (137,089)       --        --
 Payment of financing costs......................     (3,553)     (566)       --
 Additions to debt service reserve...............     (1,934)       --        --
 Capital distributions to partners...............         --    (4,949)   (5,091)
                                                   ---------   -------   -------

    Cash used in investing activities............     (2,576)   (5,515)   (5,091)
                                                   ---------   -------   -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.     (5,884)   10,868     1,614

CASH AND CASH EQUIVALENTS at beginning of year...     13,892     3,024     1,410
                                                   ---------   -------   -------

CASH AND CASH EQUIVALENTS at end of year.........  $   8,008   $13,892   $ 3,024
                                                   =========   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest..........................  $  18,985   $ 7,053   $13,666
                                                   =========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Marriott Residence Inn II Limited Partnership and Subsidiary
December 31, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in North Carolina and South Carolina, respectively, and one in Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 1996, the Inns have a total of 2,487 suites.

On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The sole general partner of the Partnership, with a 1% interest, is Marriott RIBM Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott.

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier RIBM Two LLC (the "LLC"), a Delaware limited liability company. The general partner of the LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in the LLC is owned by the Partnership. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

Between November 23, 1988 and December 29, 1988, 70,000 limited partnership interests (the "Units") were sold in a public offering. The offering price per unit was $1,000. The General Partner contributed $707,100 for its 1% general partnership interest. The Partnership acquired 17 of the Inns on the closing date. The remaining six Inns were acquired during 1989.

Partnership Allocations and Distributions

Net profits for Federal income tax purposes are generally allocated to the partners in proportion to the distributions of cash available for distribution. The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Net Capital Investment, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts"); (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

(a) 99% to the limited partners and 1% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts of less than 50% of their original capital contributions; or

(b) 90% to the limited partners and 10% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to or greater than 50% but less than 100% of their original capital contributions; or

(c) 75% to the limited partners and 25% to the General Partner, if the partners have received aggregate cumulative distributions of Capital Receipts equal to 100% or more of their original capital contributions.

--------------------------------------------------------------------------------

For Federal income tax purposes, losses and net losses are allocated 99% to the limited partners and 1% to the General Partner.

Capital Receipts not retained by the Partnership will generally be distributed
(i) first, 99% to the limited partners and 1% to the General Partner until the partners have received cumulative distributions from all sources equal to a cumulative simple return of 12% per annum on their Net Capital Investment and an amount equal to their contributed capital, payable only from Capital Receipts;
(ii) next, if the Capital Receipts are from a sale, 100% to the General Partner until it has received 2% of the gross proceeds from the sale; and (iii) thereafter, 75% to the limited partners and 25% to the General Partner.

Gains will generally be allocated (i) first, to those partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) second, to all partners in amounts necessary to bring their respective capital account balances equal to their invested capital, as defined, plus a 12% return on such invested capital; (iii) next, to the General Partner in an amount necessary to bring the General Partner's capital account balance to an amount which is equal to 2% of the gross proceeds from the sale, and (iv) thereafter, 75% to the limited partners and 25% to the General Partner.

Proceeds from the sale of substantially all of the assets of the Partnership will be distributed to the partners in accordance with their capital account balances as adjusted to take into account gain or loss resulting from such sale.

For financial reporting purposes, profits and losses are allocated among the partners based upon their stated interests in cash available for distribution.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

Revenues represent house profit from the Partnership's Inns because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit from the Inns to the Manager. House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation and amortization, base, Residence Inn system and incentive management fees, property taxes, equipment rent and other costs, which are disclosed separately in the consolidated statement of operations.

--------------------------------------------------------------------------------

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

                  Land improvements              40 years
                  Building and improvements      40 years
                  Furniture and equipment      3 to 10 years

All property and equipment is pledged as security for the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Income Taxes

Provision for Federal and state income taxes has not been made in the financial statements since the Partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income (loss) for financial reporting purposes and the net income (loss) as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the excess between the Partnership's net assets reported in the accompanying consolidated financial statements and the tax basis of such net assets was $411,000 as of December 31, 1996 and $3,275,000 as of December 31, 1995.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term thereof. Deferred financing costs associated with the original mortgage debt totaling $2,114,000 were fully amortized at December 31, 1995 and have been removed from the Partnership's accounts. As of December 31, 1996, the Partnership incurred $4,119,000 of additional financing costs in connection with the refinanced mortgage debt described in Note 6 and are being amortized using the straight line method, which approximates the effective interest method, over the ten year term of the mortgage debt. As of December 31, 1996 and 1995, accumulated amortization of deferred financing costs totaled $322,000 and $0, respectively.

Restricted Cash Reserves

On March 22,1996, the Partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 6. The balances in those reserves at December 31, 1996 are as follows (in thousands):

                    Capital Expenditure Reserve..  $2,357
                    Debt Service Reserve.........   1,934
                                                   ------
                                                   $4,291
                                                   ======

--------------------------------------------------------------------------------

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

New Statements of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS 121 did not have an effect on the Partnership's financial statements.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1996 presentation.


NOTE 3.    REVENUES

Partnership revenues consist of the following (in thousands):

                                               1996     1995     1994
                                              -------  -------  -------
              INN SALES
               Suites.......................  $65,969  $63,374  $59,606
               Other operating departments..    3,675    3,491    3,428
                                              -------  -------  -------
                                               69,644   66,865   63,034
                                              -------  -------  -------
              INN EXPENSES
               Departmental direct costs
                Suites......................   14,313   13,279   12,742
               Other operating expenses.....   21,296   20,286   19,851
                                              -------  -------  -------
                                               35,609   33,565   32,593
                                              -------  -------  -------

              REVENUES......................  $34,035  $33,300  $30,441
                                              =======  =======  =======

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                 1996       1995
                                               ---------  ---------
                  Land and improvements......  $ 57,362   $ 57,362
                  Building and improvements..   102,054    101,077
                  Furniture and equipment....    48,761     45,362
                                               --------   --------
                                                208,177    203,801
                  Accumulated depreciation...   (63,385)   (55,685)
                                               --------   --------

                                               $144,792   $148,116
                                               ========   ========

--------------------------------------------------------------------------------

NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.


                               As of December 31, 1996    As of December 31, 1995
                               ========================   =======================
                                             Estimated                Estimated
                               Carrying         Fair       Carrying      Fair
                                Amount          Value       Amount       Value
                               -----------  -----------    --------  ------------
                                    (in thousands)           (in thousands)
Mortgage debt                    $140,000       $140,000   $137,089     $137,089
Incentive management fee
 due to Residence
  Inn by Marriott, Inc.          $ 14,610       $  2,800   $ 12,258     $  6,800
Base management fee due to
 Residence
  Inn by Marriott, Inc.          $     --       $     --   $    743     $    743

The estimated fair value of the mortgage debt obligation is based on expected future debt service payments discounted at estimated risk adjusted rates. Base and incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 6.  MORTGAGE DEBT

As of December 31, 1995, the Partnership's mortgage debt consisted of a $131,500,000 nonrecourse mortgage loan (the "Term Loan") and $5,589,000 borrowed under a $10 million revolving credit facility (the "Revolving Loan"). Both the Term Loan and the Revolving Loan matured on December 30, 1995. However, the third party lender granted the Partnership an initial and subsequent forbearance which effectively extended the maturity of the loans through March 22, 1996. During the forbearance period, the Partnership was required to make interest only payments on the total outstanding debt balance of $137,089,000 at a fixed rate of 10.174%. During 1995, the Term Loan carried interest at a fixed rate of 10.17% per annum and required no amortization of principal. The Revolving Loan was available to provide interest payments on up to $20 million of the principal amount of the Term Loan. Borrowings under the Revolving Loan carried interest per annum at a floating rate equal to .625% plus the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected by the Partnership and required no amortization of principal. Interest on the borrowings could also have been funded under the Revolving Loan. There were no borrowings under the Revolving Loan in 1995. The weighted average interest rate on the Revolving Loan was 6.9% and 5.0% in 1995 and 1994, respectively.

On March 22, 1996 (the "Closing Date") the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and requires payments of interest only during the first loan year (April 1996 through March
1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

--------------------------------------------------------------------------------


Principal amortization of the Mortgage Debt at December 31, 1996 is as follows
                                (in thousands):

        1997................  $    910
        1998................     1,508
        1999................     1,649
        2000................     1,767
        2001................     1,968
        Thereafter..........   132,198
                              --------
                              $140,000
                              ========

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership is required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded and will be maintained by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5%. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership believes that it is remote that it will be necessary to draw on the reserve.

Pursuant to the terms of the Mortgage Debt, the Partnership must establish and maintain certain reserves including:

 .   $3,482,000 Debt Service Reserve - This reserve was fully funded by mid-1997 and is to equal three months of debt service.

 .   $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing.

 .   $900,000 Working Capital Reserve - This reserve was funded from 1996 cash from operations. This reserve will provide additional funds to the Partnership Inns in the future if needed.

 .   $500,000 Bossier City Residence Inn Environmental Reserve - As discussed above, this reserve was funded by the lender.

--------------------------------------------------------------------------------

NOTE 7.  MANAGEMENT AGREEMENT

As of December 31, 1995, the Manager operated the Inns pursuant to a long-term management agreement (the "Original Management Agreement") with an initial term expiring on December 28, 2007. The Manager had the option to extend the Original Management Agreement on one or more of the Inns for up to five 10-year terms. To facilitate the refinancing, effective March 22, 1996, the Original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by and the LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

The Manager earns a base management fee equal to 2% of the Inns' gross revenues. Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,070,707. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative operating profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,070,707. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. As of December 31, 1996, $1,190,000 of incentive management fees were paid. There were no incentive management fees paid to the Manager in 1995. Deferred incentive management fees were $14,610,000 and $12,258,000 as of December 31, 1996 and 1995, respectively.

The Restated Management Agreements provide for a Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchisor of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid a Residence Inn system fee of $2,639,000, $2,535,000 and $2,384,000, reimbursed the Manager for $1,558,000, $1,498,000 and $1,486,000 of Chain Services and contributed $1,649,000, $1,584,000 and $1,490,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other operating expenses in Note 3.

--------------------------------------------------------------------------------

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $1,150,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet.

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1996, 1995 and 1994 were $3,482,000, $3,343,000 and $3,152,000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of Marriott RIBM Two Corporation, the General Partner, who are listed below:

                                                                     Age at
           Name                      Current Position          December 31, 1996
---------------------------  --------------------------------  -----------------

 Bruce F. Stemerman          President and Director                           41
 Christopher G. Townsend     Vice President and Director                      49
 Patricia K. Brady           Vice President and Chief                         35
                             Accounting Officer
 Anna Mary Coburn            Secretary                                        41
 Bruce Wardinski             Treasurer                                        36

Business Experience

Bruce F. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He became Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady was appointed to Vice President and Chief Accounting Officer of the General Partner on October 10, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.

Anna Mary Coburn joined Host Marriott as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate General Counsel in 1997. Prior to joining Host Marriott, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit. Ms. Coburn resigned from the position in January 1998. Christopher G. Townsend will assume her responsibilities.

Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President--Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1996, 1995 and 1994, the Partnership reimbursed the General Partner in the amount of $131,000, $89,000 and $126,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates do not own any Units as of December 31, 1996.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership, other than the Consolidation described in Item 1.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

To facilitate the refinancing, effective March 22, 1996, the original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and the LLC entered into a management agreement for the Bossier City Residence Inn which the LLC owns, collectively, (the "Restated Management Agreements").

Term

The Restated Management Agreements have an initial term expiring in 2012. The Manager may renew the term, as to one or more of the Inns, at its option, for five years, followed by four successive terms of 10-years each. The Partnership may terminate the Restated Management Agreements if, during any three consecutive years specified minimum operating results are not achieved.
However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved.

Management Fees

The Restated Management Agreements provide for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (23.5% of operating profit, as defined, in any year in which operating profit exceeds $25.3 million; however, cumulative incentive management fee can not exceed 20% of cumulative operating profit).

Deferral Provisions

Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,070,707. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,070,707. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. As of December 31, 1996, $1,190,000 of incentive management fees were paid. There were no incentive management fees paid to the Manager prior to 1996. Deferred incentive management fees were $14,610,000 and $12,258,000 as of December 31, 1996 and 1995, respectively.

Chain Services and Marketing Fund

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid a Residence Inn system fee of $2,639,000, $2,535,000 and $2,384,000, reimbursed the Manager for $1,558,000, $1,498,000 and $1,486,000 of
Chain Services and contributed $1,649,000, $1,584,000 and $1,490,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other operating expenses detailed in the Consolidated Financial Statements (see Item 8).

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $1,150,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying Consolidated Balance Sheet (see Item 8).

Property Improvement Funds

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1996, 1995 and 1994 were $3,482,000, $3,343,000 and $3,152,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under the Restated Management Agreements for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                1996    1995    1994
                                               ------  ------  ------

Residence Inn system fee.....................  $2,639  $2,535  $2,384
Marketing fund contribution..................   1,649   1,584   1,490
Chain services...............................   1,558   1,498   1,486
Base management fee..........................   1,393   1,337   1,261
Incentive management fee.....................   1,190      --      --
Deferred base management fees................     743   2,296      --
                                               ------  ------  ------
                                               $9,172  $9,250  $6,621
                                               ======  ======  ======

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                      1996   1995   1994
                                      -----  -----  -----

Administrative expenses reimbursed..  $ 131  $  89  $ 126
Cash distributions..................     --     49     51
                                      -----  -----  -----
                                      $ 131  $ 138  $ 177
                                      =====  =====  =====

                                    PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of Documents Filed as Part of This Report

       (1)  Financial Statements
            All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

       (2)  Financial Statement Schedules
            The following financial information is filed herewith on the pages indicated.

            Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        (3)   EXHIBITS

        Exhibit Number                      Description
        --------------       ---------------------------------------------------
           * 3.1             Amended and Restated Agreement of Limited
                             Partnership of Marriott Residence Inn II Limited
                             Partnership dated November 23, 1988.

             3.2 First Amendment to Amended and Restated Agreement of Limited Partnership dated April 1, 1989.

            10.1 Amended and Restated Management Agreement by and between Residence Inn by Marriott, Inc. and
                             Marriott Residence Inn II Limited Partnership dated as of March 22, 1996.

          * 10.2             Loan Agreement by and between Marriott Residence
                             Inn II Limited Partnership and the Sanwa Bank
                             Limited dated December 27, 1988.

            10.3             Loan Agreement between Marriott Residence Inn II
                             Limited Partnership and Nomura Asset Capital
                             Corporation dated as of March 22, 1996.

           ---------------------

           * Incorporated by reference to the Partnership's previously filed documents.

                                  SCHEDULE III

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                 (in thousands)

                                                       Initial Costs
                                                --------------------------
                                                                             Subsequent
                                                  Land and    Building and      Costs
        Description                   Debt      Improvements  Improvements   Capitalized
---------------------------        --------     --------------------------  ------------
Las Vegas, NV                      $ 16,727       $ 4,967      $  8,284     $    325
Irvine, CA                            7,260         3,503         5,843           76
Arcadia, CA                           9,164         3,426         5,714          111
Greensboro, NC                        8,515         2,937         4,926          224
Birmingham, AL                        7,368         2,886         4,840          316
Other properties,
 each less than 5% of total          90,966        39,105        65,037        6,896
                                   --------       -------      --------     --------
                                   $140,000       $56,824      $ 94,644     $  7,948
                                   ========       =======      ========     ========
                                            Gross Amount at December 31, 1996
                                  -----------------------------------------------------        Date of
                                   Land and     Buildings and              Accumulated      Completion of  Date     Depreciation
         Description              Improvements  Improvements    Total      Depreciation     Construction  Acquired     Life
---------------------------       ------------  ------------ ----------    ------------     ------------- --------  ------------
Las Vegas, NV                      $  5,016      $  8,560    $ 13,576       $ 2,076             1989       1989      40 years
Irvine, CA                            3,522         5,900       9,422         1,348             1989       1989      40 years
Arcadia, CA                           3,434         5,817       9,251         1,388             1989       1989      40 years
Greensboro, NC                        2,963         5,124       8,087         1,307             1987       1988      40 years
Birmingham, AL                        2,929         5,113       8,042         1,360             1986       1988      40 years
Other properties,
 each less than 5% of total          39,498        71,540     111,038        18,061           1983-1989  1988-1989   40 years
                                   --------      --------    --------       -------
                                   $ 57,362      $102,054    $159,416       $25,540
                                   ========      ========    ========       =======

Notes:
------
                                                             1994         1995          1996
                                                           --------     --------      --------
(a) Reconciliation of Real Estate:
    Balance at beginning of year....................       $155,461     $156,679      $158,439
    Capital Expenditures............................          1,218        1,760           977
    Dispositions....................................             --           --            --
                                                           --------     --------      --------
    Balance at end of year..........................       $156,679     $158,439      $159,416
                                                           ========     ========      ========
(b) Reconciliation of Accumulated Depreciation:
    Balance at beginning of year....................        $14,720      $18,115       $21,748
    Depreciation....................................          3,395        3,633         3,792
                                                            -------      -------       -------
    Balance at end of year..........................        $18,115      $21,748       $25,540
                                                            =======      =======       =======

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $154.1 million at December 31, 1996.

(d) The Debt balance is $140 million as of December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th of January, 1998.

                              MARRIOTT RESIDENCE INN II
                              LIMITED PARTNERSHIP

                              By:   MARRIOTT RIBM TWO CORPORATION
                                    General Partner

                                    /s/ Bruce F. Stemerman
                                    -----------------------------------------
                                    Bruce F. Stemerman
                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                           Title
---------                           -----
                                    (MARRIOTT RIBM TWO CORPORATION)

/s/Bruce F. Stemerman               President and Director
---------------------------------   (Principal Executive Officer)
Bruce F. Stemerman


/s/ Christopher G. Townsend         Vice President, Secretary and Director
---------------------------------
Christopher G. Townsend


/s/ Patricia K. Brady               Vice President and Chief Accounting Officer
---------------------------------
Patricia K. Brady


/s/ Bruce Wardinski                 Treasurer
---------------------------------
Bruce Wardinski