Form 10-Q
period 1997-03-28
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-01-26
CIK 841283

================================================================================

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

          [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Quarter ended March 28, 1997

                                       OR

          [_]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number:  033-24935

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   52-1605434
-------------------------------------     --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation  or organization)


                              10400 Fernwood Road
                               Bethesda, Maryland
                                     20817
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code:   301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ____ (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 26, 1998.)


================================================================================

                 Marriott Residence Inn II Limited Partnership

================================================================================


                               TABLE OF CONTENTS
                               -----------------


                                                                        PAGE NO.
                                                                        --------

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations
           Twelve Weeks Ended March 28, 1997 and March 22, 1996............1

         Condensed Consolidated Balance Sheet
           March 28, 1997 and December 31, 1996............................2

         Condensed Consolidated Statement of Cash Flows
           Twelve Weeks ended March 28, 1997 and March 22, 1996............3

         Notes to Condensed Consolidated Financial Statements..............4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................5


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.................................................6

                        PART I.   FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                    (in thousands, except per unit amounts)



                                                        Twelve Weeks Ended
                                                      March 28,   March 22,
                                                         1997        1996
                                                      ----------  ----------

REVENUES............................................  $   8,348   $   7,525
                                                      ----------  ----------

OPERATING COSTS AND EXPENSES
 Depreciation.......................................      1,633       1,757
 Incentive management fee...........................        887         769
 Residence Inn system fee...........................        631         590
 Property taxes.....................................        516         510
 Base management fee................................        332         312
 Equipment rent and other...........................        211         286
                                                      ----------  ----------
                                                          4,210       4,224
                                                      ----------  ----------

OPERATING PROFIT....................................      4,138       3,301
 Interest expense...................................     (3,055)     (3,173)
 Interest income....................................        138          74
                                                      ----------  ----------

NET INCOME..........................................  $   1,221   $     202
                                                      ==========  ==========

ALLOCATION OF NET INCOME
 General Partner....................................  $      12   $       2
 Limited Partners...................................      1,209         200
                                                      ----------  ----------

                                                      $   1,221   $     202
                                                      ==========  ==========

NET INCOME PER LIMITED PARTNER UNIT (70,000 Units)..  $      17   $       3
                                                      ==========  ==========


           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                 March 28,  December 31,
                                                                                   1997        1996
                                                                                ----------  ----------
                                                                                (Unaudited)
ASSETS

 Property and equipment, net................................................... $ 144,499   $ 144,792
 Deferred financing costs, net.................................................     3,702       3,797
 Due from Residence Inn by Marriott, Inc.......................................     2,696       2,472
 Property improvement fund.....................................................     1,838       2,150
 Restricted reserves...........................................................     4,928       4,291
 Cash and cash equivalents.....................................................     5,597       8,008
                                                                                ----------  ----------

                                                                                $ 163,260   $ 165,510
                                                                                ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

 Mortgage debt................................................................. $ 140,000   $ 140,000
 Incentive management fee due to Residence Inn by Marriott, Inc................    14,878      14,610
 Accounts payable and accrued expenses.........................................     1,492       1,695
                                                                                ----------  ----------

  Total Liabilities............................................................   156,370     156,305
                                                                                ----------  ----------

PARTNERS' CAPITAL
 General Partner...............................................................       147         171
 Limited Partners..............................................................     6,743       9,034
                                                                                ----------  ----------

  Total Partners' Capital......................................................     6,890       9,205
                                                                                ----------  ----------

                                                                                $ 163,260   $ 165,510
                                                                                ==========  ==========


           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                        Twelve Weeks Ended
                                                     March 28,       March 22,
                                                       1997             1996
                                                     ---------       ---------
OPERATING ACTIVITIES
 Net income...................................       $   1,221       $     202
 Noncash items................................           1,996           2,526
 Changes in operating accounts................            (427)         (8,994)
                                                     ---------       ---------

  Cash provided by (used in) operating
   activities.................................           2,790          (6,266)
                                                     ---------       ---------

INVESTING ACTIVITIES
 Additions to property and equipment..........          (1,340)           (820)
 Additions to restricted reserves.............            (637)           (747)
 Change in property improvement funds.........             312          (2,378)
                                                     ---------       ---------

  Cash used in investing activities...........          (1,665)         (3,945)
                                                     ---------       ---------

FINANCING ACTIVITIES
 Capital distributions to partners............          (3,536)             --
 Proceeds from mortgage loan..................              --         140,000
 Repayment of mortgage debt...................              --        (137,089)
 Refinancing costs............................              --          (3,160)
                                                     ---------       ---------

  Cash used in financing activities...........          (3,536)           (249)
                                                     ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS.........          (2,411)        (10,460)

CASH AND CASH EQUIVALENTS at beginning of
 period.......................................           8,008          13,892
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS at end of period....       $   5,597       $   3,432
                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for interest.......................       $   3,098       $   9,893
                                                     =========       =========

           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The accompanying condensed consolidated financial statements have been prepared by Marriott Residence Inn II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.


2. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation, Residence Inn system, base and incentive management fees, real and personal property taxes, equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Revenues consist of the following for the twelve-weeks ended (in thousands):


                                           March 28,  March 22,
                                             1997       1996
                                           ---------  ---------
    INN SALES
        Suites...........................    $15,778    $14,761
        Other operating departments......        868        819
                                             -------    -------
                                              16,646     15,580
                                             -------    -------
    INN EXPENSES
        Departmental direct costs
            Suites.......................      3,356      3,135
            Other operating departments..        353        339
        Other Inn operating expenses.....      4,589      4,581
                                             -------    -------
                                               8,298      8,055
                                             -------    -------

    REVENUES.............................    $ 8,348    $ 7,525
                                             =======    =======

3. The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

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


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


RESULTS OF OPERATIONS

First Quarter 1997 Compared To First Quarter 1996

Revenues. Revenues for the First Quarter 1997 increased $.8 million, or 10.9%, to $8.3 million. Revenue and operating profit were impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.1 million, or 6.8%, to $16.6 million in the First Quarter 1997 reflecting the improvements in REVPAR for the period. REVPAR increased 6.9% for the First Quarter 1997 due primarily to an increase in average room rates of 5%, while average occupancy increased by 1.4 percentage points. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses remained stable at $4.2 million for the First Quarter 1997. As a percentage of Inn revenues, Inn operating costs and expenses were 50% and 56% of revenues for the First Quarter 1997 and the First Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $0.8 million to $4.1 million, or 50% of revenues, for the First Quarter 1997 from $3.3 million, or 44% of revenues, for the First Quarter 1996.

Interest Expense. Interest expense decreased 3.7% to $3.1 million for the First Quarter 1997 from $3.2 million for the First Quarter 1996.

Net Income. Net income for the First Quarter 1997 increased $1.0 million to $1.2 million, or 15% of revenues, compared to net income of $0.2 million, or 2.7% of revenues, for the First Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $2.8 million for the First Quarter 1997 while cash used in operations was $6.3 million for the First Quarter 1996.

Cash used in investing activities for the First Quarter 1997 and the First Quarter 1996 was $1.7 million and $3.9 million, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt.

Cash used in financing activities for the First Quarter 1997 and the First Quarter 1996 was $3.5 million and $0.2 million, respectively. The Partnership's cash financing activities primarily consist of capital distributions to partners, repayment of debt and payment of financing costs, as well as the refinancing of certain debts of the Partnership. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with the refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.


                          PART II.  OTHER INFORMATION

                          ITEM 1.   LEGAL PROCEEDINGS


The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MARRIOTT RESIDENCE INN II
                          LIMITED PARTNERSHIP


                          By: MARRIOTT RIBM TWO CORPORATION
                              General Partner



     January 26, 1998     By: /s/ Patricia K. Brady
             --               ---------------------------------------------
                              Patricia K. Brady
                              Vice President and Chief Accounting Officer