Form 10-Q
period 1997-06-20
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-01-26
CIK 841283

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

            [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter ended June 20, 1997

                                      OR
           [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      Commission File Number:  033-24935

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    52-1605434
----------------------------------          ------------------------------------
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

--------------------------------------------------------------------------------
                 Marriott Residence Inn II Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------


                                                                                                 PAGE NO.
                                                                                                 --------
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        Condensed Consolidated Statement of Operations
           Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996.........................1

        Condensed Consolidated Balance Sheet
           June 20, 1997 and December 31, 1996........................................................2

        Condensed Consolidated Statement of Cash Flows
           Twenty-Four Weeks ended June 20, 1997 and June 14, 1996....................................3

        Notes to Condensed Consolidated Financial Statements..........................................4

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................................5

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................7

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)


                               Twelve Weeks Ended      Twenty-Four Weeks Ended
                               June 20,    June 14,     June 20,     June 14,
                                 1997        1996         1997         1996
                             ------------  ---------  ------------  -----------

REVENUES........................ $ 8,699    $ 8,380       $17,047      $15,905
                                 -------    -------       -------      -------
OPERATING COSTS AND EXPENSES
 Depreciation...................   1,921      1,758         3,554        3,515
 Incentive management fee.......     906        886         1,793        1,655
 Residence Inn system fee.......     640        618         1,271        1,208
 Property taxes.................     515        508         1,031        1,018
 Base management fee............     337        326           669          638
 Equipment rent and other.......     532        276           743          562
                                 -------    -------       -------      -------
                                   4,851      4,372         9,061        8,596
                                 -------    -------       -------      -------

OPERATING PROFIT................   3,848      4,008         7,986        7,309
 Interest expense...............  (3,019)    (2,975)       (6,074)      (6,148)
 Interest income................     139         99           277          173
                                 -------    -------       -------      -------
NET INCOME...................... $   968    $ 1,132       $ 2,189      $ 1,334
                                 =======    =======       =======      =======

ALLOCATION OF NET INCOME
 General Partner................ $    10    $    11       $    22      $    13
 Limited Partners...............     958      1,121         2,167        1,321
                                 -------    -------       -------      -------

                                 $   968    $ 1,132       $ 2,189      $ 1,334
                                 =======    =======       =======      =======
NET INCOME PER LIMITED
PARTNER UNIT (70,000 Units)..... $    14    $    16       $    31      $    19
                                 =======    =======       =======      =======

           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)


                                               June 20,  December 31,
                                                 1997        1996
                                             ----------  ------------
                                            (Unaudited)
ASSETS

 Property and equipment, net.................  $144,439      $144,792
 Due from Residence Inn by Marriott, Inc.....     3,712         2,472
 Deferred financing costs, net...............     3,607         3,797
 Property improvement fund...................       826         2,150
 Restricted reserves.........................     6,729         4,291
 Cash and cash equivalents...................     5,612         8,008
                                               --------      --------

                                               $164,925      $165,510
                                               ========      ========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Mortgage debt..............................   $139,777      $140,000
 Incentive management fee due to Residence
    Inn by Marriott, Inc....................     15,206        14,610
 Accounts payable and accrued expenses......      2,084         1,695
                                               --------      --------

  Total Liabilities.........................    157,067       156,305
                                               --------      --------

PARTNERS' CAPITAL
 General Partner............................        157           171
 Limited Partners...........................      7,701         9,034
                                               --------      --------

  Total Partners' Capital...................      7,858         9,205
                                               --------      --------

                                               $164,925      $165,510
                                               ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Twenty-Four Weeks Ended
                                                             June 20,       June 14,
                                                              1997            1996
                                                         ------------    ------------
                                                               (in thousands)
OPERATING ACTIVITIES
  Net income........................................... $      2,189   $       1,334
  Noncash items........................................        4,340           4,903
  Changes in operating accounts........................         (851)         (9,115)
                                                        ------------   -------------

   Cash provided by (used in) operations..............         5,678         (2,878)
                                                        ------------   -------------

INVESTING ACTIVITIES
  Additions to property and equipment.................        (3,201)        (1,271)
  Addition to restricted reserves.....................        (2,438)        (1,328)
  Change in property improvement fund.................         1,324         (2,946)
                                                        ------------   -------------


   Cash used in investing activities..................        (4,315)        (5,545)
                                                        ------------   -------------

FINANCING ACTIVITIES
  Capital distributions to partners...................       (3,536)             --
  Repayment of mortgage debt..........................         (223)       (137,089)
  Proceeds from mortgage loan.........................           --         140,000
  Refinancing costs...................................           --          (3,084)
                                                        ------------   -------------

   Cash used in financing activities..................       (3,759)           (173)
                                                        ------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS.................       (2,396)         (8,596)

CASH AND CASH EQUIVALENTS at beginning of
 period...............................................        8,008          13,892
                                                        ------------   -------------

CASH AND CASH EQUIVALENTS at end of period............  $     5,612    $      5,296
                                                        ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest...............................  $     6,263    $     12,687
                                                        ============   =============

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

2. Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International, Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager of the Partnership's Inns, Residence Inn by Marriott, Inc. (the "Manager"), is a wholly-owned subsidiary of MII. On April 1, 1997, MII's credit rating was downgraded and the Partnership subsequently transferred $834,000 into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period as a result of this downgrade. During the twenty-four weeks ended June 20, 1997, $193,000 was funded out of Partnership cash from operations into this reserve. The additional month's debt service will be fully funded by November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the resulting tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

3. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to the Manager. House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation, Residence Inn system, base and incentive management fees, real and personal property taxes, equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Revenues consist of the following Inn operating results for twelve and twenty-four weeks ended (in thousands):

                                         Twelve Weeks Ended       Twenty-Four Weeks Ended
                                       June 20,      June 14,       June 20,     June 14,
                                         1997          1996           1997        1996
                                      ----------    ----------     ----------  -----------
INN SALES
 Suites.............................. $   16,004    $   15,450     $   31,782  $    30,211
 Other operating departments.........        878           874          1,746        1,693
                                      ----------    ----------     ----------  -----------
                                          16,882        16,324         33,528       31,904
                                      ----------    ----------     ----------  -----------
INN EXPENSES
 Departmental direct costs
  Suites.............................      3,444         3,241          6,800        6,376
  Other operating departments........        348           314            701          653
 Other Inn operating expenses........      4,391         4,389          8,980        8,970
                                      ----------    ----------     ----------  -----------
                                           8,183         7,944         16,481       15,999
                                      ----------    ----------     ----------  -----------
REVENUES............................. $    8,699    $    8,380     $   17,047  $    15,905
                                      ==========    ==========     ==========  ===========

4. The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

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

RESULTS OF OPERATIONS

First Two Quarters of 1997 Compared To First Two Quarters of 1996

Revenues. Revenues for the first two quarters of 1997 increased $1.1 million, or 7%, to $17 million. Revenues and operating profit were impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.6 million, or 5%, to $33.5 million in the first two quarters of 1997 reflecting the improvements in REVPAR for the period. REVPAR increased 5% for the first two quarters of 1997 due primarily to an increase in average room rates of 5%, while average occupancy remained stable. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses increased to $9.1 million for the first two quarters of 1997 from $8.6 million for the first two quarters of 1996. As a percentage of Inn revenues, Inn operating costs and expenses were 53% and 54% of revenues for the first two quarters of 1997 and the first two quarters of 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $0.7 million to $8.0 million, or 47% of revenues, for the first two quarters of 1997 from $7.3 million, or 46% of revenues, for the first two quarters of 1996.

Interest Expense. Interest expense remained unchanged at $6.1 million for the first two quarters of 1997 and 1996.

Net Income. Net income for the first two quarters of 1997 increased $0.9 million to $2.2 million, or 13% of revenues, compared to net income of $1.3 million, or 8% of revenues, for the first two quarters of 1996.

Second Quarter 1997 Compared To Second Quarter 1996

Revenues. Revenues for the Second Quarter 1997 increased $0.3 million, or 4%, to $8.7 million. Inn sales increased $0.6 million, or 3%, to $16.9 million in the Second Quarter 1997 reflecting the improvements in REVPAR for the period. REVPAR increased 4% for the Second Quarter 1997 due primarily to an increase in average room rates of 5%, while average occupancy decreased 1 percentage point. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses increased to $4.9 million for the Second Quarter 1997 from $4.4 million for the Second Quarter 1996. As a percentage of Inn revenues, Inn operating costs and expenses were 56% and 52% of revenues for the Second Quarter 1997 and the Second Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased by $0.2 million to $3.8 million, or 44% of revenues, for the Second Quarter 1997 from $4.0 million, or 48% or revenues, for the Second Quarter 1996.

Interest Expense. Interest expense remained unchanged at $3.0 million for the Second Quarter 1997 and 1996.

Net Income. Net income for the Second Quarter 1997 decreased $0.1 million to $1.0 million, or 11% of revenues, compared to net income of $1.1 million, or 14% of revenues, for the Second Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $5.7 million for the first two quarters of 1997, while cash used in operations for the first two quarters of 1996 was $2.9 million.

Cash used in investing activities for the first two quarters of 1997 and the first two quarters of 1996 was $4.3 million and $5.5 million, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns and contributions to restricted reserves required under the new terms of the mortgage debt.

Cash used in financing activities for the first two quarters of 1997 and the first two quarters of 1996 was $3.8 million and $0.2 million, respectively. The Partnership's cash financing activities primarily consist of capital distributions to partners, repayment of debt and payment of financing costs, as well as the refinancing of certain debts of the Partnership. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with the refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.

                         PART II.   OTHER INFORMATION

                         ITEM 1.    LEGAL PROCEEDINGS


The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

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


                                    MARRIOTT RESIDENCE INN II
                                    LIMITED PARTNERSHIP

                                    By:  MARRIOTT RIBM TWO CORPORATION
                                         General Partner



  January 26, 1998                  By:  /s/ Patricia K. Brady
                                         ------------------------------------
                                         Patricia K. Brady
                                         Vice President and  Chief Accounting
                                         Officer