Form 10-Q
period 1997-09-12
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-01-26
CIK 841283

================================================================================

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

                  [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

                       For the Quarter ended September 12, 1997

                                       OR
                  [_]    Transition Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

                         Commission File Number:  033-24935

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                -----------------------------------------------
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


                               TABLE OF CONTENTS
                               -----------------

                                                                                                     PAGE NO.
                                                                                                     --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Statement of Operations
             Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996..................1

           Condensed Consolidated Balance Sheet
            September 12, 1997 and December 31, 1996.....................................................2

           Condensed Consolidated Statement of Cash Flows
            Thirty-Six Weeks ended September 12, 1997 and September 6, 1996..............................3

           Notes to Condensed Consolidated Financial Statements..........................................4

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................................5


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................7

                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)



                                           Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                     September 12,        September 6,      September 12,      September 6,
                                         1997                1996               1997                1996
                                  ------------------      ------------      -------------      ------------

REVENUES........................       $ 8,113              $ 8,350             $25,160            $24,255
                                       -------              -------             -------            -------

OPERATING COSTS AND EXPENSES
 Depreciation...................         1,266                1,757               4,820              5,272
 Incentive management fee.......           852                  886               2,645              2,541
 Residence Inn system fees......           639                  625               1,910              1,833
 Property taxes.................           512                  513               1,543              1,531
 Base management................           336                  330               1,005                968
 Equipment rent and other.......           193                  227                 936                789
                                       -------              -------             -------            -------
                                         3,798                4,338              12,859             12,934
                                       -------              -------             -------            -------

OPERATING PROFIT................         4,315                4,012              12,301             11,321
 Interest expense...............        (2,978)              (2,957)             (9,052)            (9,105)
 Interest income................           171                  122                 448                295
                                       -------              -------             -------            -------

NET INCOME......................       $ 1,508              $ 1,177             $ 3,697            $ 2,511
                                       =======              =======             =======            =======

ALLOCATION OF NET INCOME
 General Partner................       $    15              $    12             $    37            $    25
 Limited Partners...............         1,493                1,165               3,660              2,486
                                       -------              -------             -------            -------

                                        $1,508              $ 1,177             $ 3,697            $ 2,511
                                       =======              =======             =======            =======

NET INCOME PER LIMITED
 PARTNER UNIT (70,000 Units)....        $   21              $    17             $    52            $    36
                                       =======              =======             =======            =======

           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                             September 12,  December 31,
                                                 1997           1996
                                             -------------  ------------
                                              (Unaudited)
ASSETS

 Property and equipment, net.................     $144,211      $144,792
 Due from Residence Inn by Marriott, Inc.....        3,163         2,472
 Deferred financing costs, net...............        3,512         3,797
 Property improvement fund...................        1,354         2,150
 Restricted reserves.........................        6,548         4,291
 Cash and cash equivalents...................        7,483         8,008
                                                  --------      --------

                                                  $166,271      $165,510
                                                  ========      ========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

 Mortgage debt...............................     $139,454      $140,000

 Incentive management fee due to Residence
  Inn by Marriott, Inc.....................        15,649        14,610
 Accounts payable and accrued expenses.......        1,802         1,695
                                                  --------      --------

  Total Liabilities..........................      156,905       156,305
                                                  --------      --------

PARTNERS' CAPITAL
 General Partner.............................          172           171
 Limited Partners............................        9,194         9,034
                                                  --------      --------

  Total Partners' Capital....................        9,366         9,205
                                                  --------      --------

                                                  $166,271      $165,510
                                                  ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Thirty-Six Weeks Ended
                                                     September 12,  September 6,
                                                         1997           1996
                                                     ------------   ------------
                                                           (in thousands)
OPERATING ACTIVITIES
   Net income....................................... $     3,697    $     2,511
   Noncash items....................................       6,143          6,993
   Change in operating accounts.....................        (584)        (8,478)
                                                     ------------   ------------

        Cash provided by operating activities.......       9,256          1,026
                                                     ------------   ------------

INVESTING ACTIVITIES
   Additions to property and equipment..............      (4,239)        (2,780)
   Additions to restricted reserves.................      (2,257)        (1,908)
   Change in property improvement fund..............         797         (3,143)
                                                     ------------   ------------

        Cash used in investing activities...........      (5,699)        (7,831)
                                                     ------------   ------------

FINANCING ACTIVITIES
   Capital distributions............................      (3,536)            --
   Repayment of mortgage debt.......................        (546)      (137,089)
   Proceeds from mortgage loan......................          --        140,000
   Payment of financing costs.......................          --         (3,438)
                                                     ------------   ------------

        Cash used in financing activities...........      (4,082)          (527)
                                                     ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS...............        (525)        (7,332)

CASH AND CASH EQUIVALENTS at beginning
   of period........................................       8,008         13,892
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS at end of period.......... $     7,483    $     6,560
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest........................... $     9,421    $    14,786
                                                     ============   ============


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

2. Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International, Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager of the Partnership's Inns, Residence Inn by Marriott, Inc. (the "Manager"), is a wholly-owned subsidiary of MII. On April 1, 1997, MII's credit rating was downgraded and the Partnership subsequently transferred $834,000 into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period as a result of this downgrade. During the thirty-six weeks ended September 12, 1997, $774,000 was out of Partnership cash from operations into this reserve. The additional month's debt service will be fully funded by November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the resulting tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

3. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to the Manager. House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation, Residence Inn system, base and incentive management fees, real and personal property taxes, equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Revenues consist of the following Inn operating results for twelve and thirty-six weeks ended (in thousands):


                                                       Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                 September 12,      September 6,     September 12,     September 6,
                                                     1997               1996             1997              1996
                                                 -------------      ------------     -------------     ------------
                                                    .
INN SALES
 Suites.........................................      $15,973          $15,612          $47,755          $45,823
 Other operating departments....................          848              871            2,594            2,564
                                                      -------          -------          -------          -------
                                                       16,821           16,483           50,349           48,387
                                                      -------          -------          -------          -------
INN EXPENSES
 Departmental direct costs
  Suites........................................        3,565            3,300           10,365            9,676
  Other operating departments...................          361              320            1,062              973
 Other Inn operating expenses...................        4,782            4,513           13,762           13,483
                                                      -------          -------          -------          -------
                                                        8,708            8,133           25,189           24,132
                                                      -------          -------          -------          -------
REVENUES........................................      $ 8,113          $ 8,350          $25,160          $24,255
                                                      =======          =======          =======          =======

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

RESULTS OF OPERATIONS

First Three Quarters of 1997 Compared To First Three Quarters of 1996

Revenues. Revenues for the first three quarters of 1997 increased $0.9 million, or 4%, to $25.2 million. Revenue and operating profit were impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $2.0 million, or 4%, to $50.3 million in the first three quarters of 1997 reflecting the improvements in REVPAR for the period. REVPAR increased 4% for the first three quarters of 1997 due primarily to an increase in average room rates of 5%, while average occupancy decreased less than one percentage point. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses remained at $12.9 million for the first three quarters of 1997 and the first three quarters of 1996. As a percentage of Inn revenues, Inn operating costs and expenses were 51% and 53% of revenues for the first three quarters of 1997 and the first three quarters of 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $1.0 million to $12.3 million, or 49% of revenues, for the first three quarters of 1997 from $11.3 million, or 47% of revenues, for the first three quarters of 1996.

Interest Expense. Interest expense remained unchanged at $9.1 million for the first three quarters of 1997.

Net Income. Net income for the first three quarters of 1997 increased $1.2 million to $3.7 million, or 15% of revenues, compared to net income of $2.5 million, or 10% of revenues, for the first three quarters of 1996.

Third Quarter 1997 Compared To Third Quarter 1996

Revenues. Revenues for the Third Quarter 1997 decreased $0.2 million, or 3%, to $8.1 million. Inn sales increased $0.3 million, or 2%, to $16.8 million in the Third Quarter 1997 reflecting the improvements in REVPAR for the period. REVPAR increased 2% for the Third Quarter 1997 due primarily to an increase in average room rates of 5%, while average occupancy decreased 2 percentage points. Due to the high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses decreased to $3.8 million for the Third Quarter 1997 from $4.3 million for the Third Quarter 1996. As a percentage of Inn revenues, Inn operating costs and expenses were 47% and 52% of revenues for the Third Quarter 1997 and the Third Quarter 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $0.3 million to $4.3 million, or 53% of revenues, for the Third Quarter 1997 from $4.0 million, or 48% or revenues, for the Third Quarter 1996.

Interest Expense. Interest expense remained unchanged at $3.0 million for the Third Quarter 1997 and 1996.

Net Income. Net income for the Third Quarter 1997 increased $0.3 million to $1.5 million, or 19% of revenues, compared to net income of $1.2 million, or 14% of revenues, for the Third Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $9.3 million and $1 million for the first three quarters of 1997 and the first three quarters of 1996, respectively. The increase is due primarily to deferred mortgage interest costs that were paid in 1996.

Cash used in investing activities for the first three quarters of 1997 and the first three quarters of 1996 was $5.7 million and $7.8 million, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt.

Cash used in financing activities for the first three quarters of 1997 and the first two quarters of 1996 was $4.1 million and $0.5 million, respectively. The Partnership's cash financing activities primarily consist of capital distributions to partners, repayment of debt and payment of financing costs, as well as the refinancing of certain debts of the Partnership. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with the refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.

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


                                    MARRIOTT RESIDENCE INN II
                                    LIMITED PARTNERSHIP

                                    By:  MARRIOTT RIBM TWO CORPORATION
                                         General Partner



               January 26 , 1998   By:  /s/ Patricia K. Brady
                                        --------------------------------
                                         Patricia K. Brady
                                         Vice President and Chief Accounting
                                         Officer