Form 10-K
period 1997-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-03-30
CIK 841283

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                 8 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR
               0 Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1605434
----------------------------------           ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      10400 Fernwood Road
       Bethesda, Maryland                                   20817
----------------------------------           ----------------------------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                 Not Applicable

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No . (Not Applicable. On August 25, 1992, the Registrant
     filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Sections 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 16,
                                     1998.)

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                        Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated by Reference
                                      None
================================================================================
================================================================================

================================================================================
                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.      Business.......................................................1

Item 2.      Properties.....................................................5

Item 3.      Legal Proceedings..............................................7

Item 4.      Submission of Matters to a Vote of Security Holders............7


                                     PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters............................7

Item 6.      Selected Financial Data........................................8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................9

Item 8.      Financial Statements and Supplementary Data...................14

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure......................................27


                                    PART III

Item 10.     Directors and Executive Officers..............................28

Item 11.     Management Remuneration and Transactions......................29

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management....................................................29

Item 13.     Certain Relationships and Related Transactions................29


                                     PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K.......................................32
 .

                                     PART I


ITEM 1.          BUSINESS

Description of the Partnership

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 1997. The Partnership commenced operations on December 28, 1988.

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

The Inns are operated as part of the Residence Inn by Marriott system, which includes 258 Inns in 43 states and Canada in the extended stay segment of the US lodging industry. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of MII; effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and Bossier RIBM Two LLC entered into a management agreement for the Bossier City Residence Inn, collectively, (the "Restated Management Agreements"). Additionally, the Partnership, Bossier RIBM Two, LLC, and the Manager entered into a Coordination Agreement to ensure that certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns. The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions." The Restated Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

The Inns are extended stay hotels which cater primarily to business and family travelers who stay more than five consecutive nights. The Inns typically have 88 to 144 studio, one bedroom, two bedroom and two-story penthouse suites. The Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer a complimentary continental breakfast. In addition, most Residence Inns provide a complimentary hospitality hour. Each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

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

Debt Financing

As of December 31, 1995, the Partnership's mortgage debt consisted of a $131,500,000 nonrecourse mortgage loan (the "Term Loan") and $5,589,000 borrowed under a $10 million revolving credit facility (the "Revolving Loan"). Both the Term Loan and the Revolving Loan matured on December 30, 1995. However, the third party lender granted the Partnership an initial and subsequent forbearance which effectively extended the maturity of the loans through March 22, 1996. During the forbearance period, the Partnership was required to make interest only payments on the total outstanding debt balance of $137,089,000 at a fixed rate of 10.174%. During 1995, the Term Loan carried interest at a fixed rate of 10.17% per annum and required no amortization of principal. The Revolving Loan was available to provide interest payments on up to $20 million of the principal amount of the Term Loan. Borrowings under the Revolving Loan carried interest per annum at a floating rate equal to .625% plus the one, two, three or six month London Interbank Offered Rate ("LIBOR"), as elected by the Partnership and required no amortization of principal. Interest on the borrowings could also have been funded under the Revolving Loan. There were no borrowings under the Revolving Loan in 1995. The weighted average interest rate on the Revolving Loan was 6.9% in 1995.

Refinancing

On March 22, 1996 (the "Refinancing Closing Date") the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million to provide funds for the establishment of required reserves and to pay transaction costs. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International, Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager of the Partnership's Inns, Residence Inn by Marriott , Inc. (the "Manager"), is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership was required to transfer $834,000 into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service of $1.2 million into the debt service reserve account over a six-month period as a result of this downgrade. This funding was completed in November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the related tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by November 1997 and is to equal three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Refinancing Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1997 the balance of this reserve is $1,249,000.

Furthermore, in the event of a MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was provided for from 1996 cash from operations.

Material Contracts

Management Agreement

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and the LLC entered into a management agreement for the Bossier City Residence Inn, collectively, (the "Restated Management Agreements"). The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions." Additionally, the Partnership, Bossier RIBM Two, LLC, and the Manager entered into a Coordination Agreement to ensure certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns.

Competition

The United States lodging industry generally is comprised of two broad segments: full service hotels and limited service hotels. Full service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited service hotels generally offer accommodations with limited or no services and amenities. As extended stay hotels, the Inns compete effectively with both full service and limited service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited service hotels at prices that are significantly lower than those available at full service hotels.

Conflicts of Interest

Because Host Marriott, the parent of the General Partner, MII, and their affiliates own and/or operate hotels other than the Partnership's Inns and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

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

Potential Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger and collectively, the "Merger"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("CRFLT Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

ITEM 2.          PROPERTIES

Introduction

The properties consist of 23 Residence Inn by Marriott Inns as of December 31, 1997. The Inns range in age between 8 and 14 years. The Inns are geographically diversified among 16 states, and no state has more than four Inns.

The extended stay segment of the lodging industry continued to experience increased competition throughout 1997 as new extended stay purpose-built competitors entered the market. This trend is expected to continue in 1998. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."

Name and Location of Partnership Inns

     Inn                     Number of Suites                   Date Opened
----------------         -------------------------         ------------------
Alabama
     Birmingham                    128                              1986
California
     Arcadia                       120                              1989
     Irvine                        112                              1989
     Placentia                     112                              1988
Florida
     Boca Raton                    120                              1988
     Jacksonville                  112                              1986
     Pensacola                      64                              1985
     St. Petersburg                 88                              1986
Illinois
     Chicago-Deerfield             128                              1989
Louisiana
     Shreveport-Bossier City        72                              1983
Massachusetts
     Boston-Danvers                 96                              1989
Michigan
     Kalamazoo                      83                              1989
Missouri
     Jackson                       120                              1986
Nevada
     Las Vegas                     192                              1989
New Mexico
     Santa Fe                      120                              1986
North Carolina
     Charlotte North                91                              1988
     Greensboro                    128                              1987
Ohio
     Akron                         112                              1987
Pennsylvania
     Valley Forge                   88                              1988
South Carolina
     Columbia                      128                              1988
     Spartanburg                    88                              1985
Tennessee
     Memphis                       105                              1986
Texas
     Lubbock                        80                              1986
                   TOTAL

                        =========================
                                 2,487
                        =========================

The following table shows selected combined operating and financial statistics for the Inns. Revenue per available room ("REVPAR") is a commonly used indicator of market performance for hotels which represents the combination of daily suite rate charged and the average daily occupancy achieved:

                                                 Year Ended December 31,
                                            ---------------------------------
                                             1997          1996          1995
                                            ---------------------------------
Combined average occupancy...............   83.6%          84.5%         86.5%
Combined average daily room rate.......$    89.08    $     84.65   $     80.92
REVPAR.................................$    74.47    $     71.50   $     70.01

ITEM 3.          LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the merger of the Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Partnerships by Host Marriott and the general partners of the Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to prohibit consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against such claims. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as prosed in the filings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the General Partner. As of December 31, 1997, there were 3,763 holders of record of the 70,000 Units.

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

As of December 31, 1997, the Partnership has distributed a total of $42,565,000 ($602 per limited partner unit) since inception. In 1997, $3,535,000 ($50 per limited partner unit) was distributed from 1996 cash from operations. In 1996, no cash was distributed. No distributions of Capital Receipts have been made since inception.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1997 presented in accordance with generally accepted accounting principles:

                      1997        1996        1995        1994        1993
                    --------    --------    --------    --------    --------
                             (in thousands, except per unit amounts)
Revenues.........  $  35,482   $  34,035   $  33,300   $  30,441   $  28,290
                   =========   =========   =========   =========   =========

Net income (loss)..$   4,894   $   2,663   $   1,603   $    (528)  $  (2,452)
                   =========   =========   =========   =========   ==========

Net income (loss)
  per limited
  partner unit
  (70,000 Units)...$      69   $      38   $      23   $      (7)  $     (35)
                   =========   =========   =========   ==========  ==========

Total assets...... $ 167,883   $ 165,510   $ 165,362   $  159,801  $  162,216
                   ==========  =========   =========   ==========  ==========

Total liabilities..$ 157,319  $  156,305   $ 158,820   $  149,913  $  146,709
                   =========  ==========   =========   ==========  ==========


Cash distributions
  per limited
  partner unit
  (70,000 Units)...$      50  $       --   $      70   $       72  $       66
                   =========  ==========   ==========  ==========  ===========

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

GENERAL


During the period from 1995 through 1997, Partnership revenues grew from $33.3 million to $35.5 million, while the Partnership's total Inn sales grew from $66.9 million to $71.0 million. Growth in suite sales, and thus Inn sales, is primarily a function of combined average occupancy and combined average suite rates. During the period from 1995 through 1997, the Inns' combined average room rate increased approximately $8 from $81 to $89, while the combined average occupancy decreased from 86.5% to 83.6%.


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

RESULTS OF OPERATIONS

1997 Compared to 1996:

Revenues. Revenues (Inn sales less Inn operating costs and expenses) increased $1.5 million, or 4%, to $35.5 million in 1997 from $34.0 million in 1996. Revenue and operating profit were impacted primarily by growth in REVPAR. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily suite rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $1.4 million, or 2%, to $71.0 million in 1997 reflecting the improvements in REVPAR for the year. REVPAR increased 4% during the year due primarily to an increase in average suite rates of approximately 5%, with a decrease in average occupancy of one percentage point. A $726,000 decrease in other Inn operating expenses due to an adjustment to the Partnership's sales and use tax liability also contributed to the increase in Inn revenues.

Operating Costs and Expenses. Operating costs and expenses decreased $300,000 to $18.3 million in 1997 from $18.6 million in 1996. As a percentage of Inn revenues, Inn operating costs and expenses represented 52% of revenues for 1997 and 55% in 1996.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.7 million to $17.1 million, or 48% of revenues, in 1997 from $15.4 million, or 45% of revenues in 1996.

Interest Expense. Interest expense decreased $300,000 to $12.9 million primarily due to the decline in the weighted average interest rate on the Partnership's mortgage debt from 10.17% to 8.85%. The refinanced debt carries a lower average interest rate versus the old loan, which was in place for the beginning of 1996.

Net Income. Net income increased $2.2 million to $4.9 million, or 14% of revenues, in 1997 from $2.7 million, or 8% of total revenues, in 1996 due primarily to improved operating results and lower interest expense.

1996 Compared to 1995:

Revenues. Revenues increased $700,000, or 2%, to $34.0 million in 1996 from $33.3 million in 1995. Inn sales increased $2.8 million, or 4%, to $69.6 million in 1996 reflecting the improvements in REVPAR for the year. REVPAR increased 2% during the year due primarily to an increase in average suite rates of approximately 5%, with a decrease in average occupancy of two percentage points.

Operating Costs and Expenses. Operating costs and expenses increased $400,000 to $18.6 million in 1996 from $18.2 million in 1995. Inn operating costs and expenses represented 55% of Inn revenues for 1996 and 55% in 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $.3 million to $15.4 million, or 45% of revenues, in 1996 from $15.1 million, or 45% of revenues in 1995.

Interest Expense. Interest expense decreased $700,000 to $13.3 million due to the decline in the weighted average interest rate on the Partnership's mortgage debt from 10.17% to 8.85%.

Net Income. Net income increased $1.1 million to $2.7 million, or 8% of revenues, in 1996 from $1.6 million, or 5% of total revenues, in 1995 due primarily to improved operating results and lower interest expense.

CAPITAL RESOURCES AND LIQUIDITY

General

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and long term for the operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operations was $12.5 million in 1997, $3.9 million in 1996 and $19.8 million in 1995. The $9.4 million increase in cash from operations in 1997 from 1996 was primarily the result of increased net income due to stronger operating results and payment of previous deferred base management fees during 1996. The $15.9 million decrease in cash from operations in 1996 from 1995 was primarily the result of the payment of accrued interest expense and deferred base management fees discussed above.

Cash used in investing activities was $4.3 million, $7.2 million and $3.4 million in 1997, 1996 and 1995, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund, capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt. Contributions to the property improvement fund were $3.5 million, $3.5 million and $3.3 million for the years ended December 31, 1997, 1996, and 1995, respectively, while capital expenditures were $5.8 million, $4.4 million and $3.0 million, respectively, during these same time periods. The increase in capital expenditures is primarily due to spending for suite refurbishments at the Inns.

Cash used in financing activities was $6.0 million, $2.6 million and $5.5 million in 1997, 1996 and 1995, respectively. The Partnership's cash financing activities consist primarily of capital distributions to partners, repayment of debt, payment of financing costs and debt refinancing. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures and transaction costs. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85%, and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.


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

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Property Improvement Fund


     The Restated Management Agreements and the prior Management Agreement provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Based on current capital budgets, the Partnership's FF&E reserves are forecasted to be insufficient beginning in 1998 through 2002. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns in the next several years. As a result, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. Both 1996 and 1997 distributions were net of this reserve. The current shortfall estimate for 1998 of $3.3 million is projected to be funded from undistributed operating cash reserved for in prior years. It is anticipated that 1998 distributions will be net of an additional capital reserve. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996 and 1995 were $3,547,000, $3,482,000 and $3,343,000 respectively.


Deferred Management Fees

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and the LLC entered into a management agreement for the Bossier City Residence Inn, which the LLC owns, collectively (the "Restated Management Agreements"). Additionally, the Partnership, Bossier RIBM Two, LLC, and the Manager entered into a Coordination Agreement to ensure certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns.

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


In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative operating profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 are payable in the future from operating cash flow, as defined. Incentive management fees of $3,641,000, $3,542,000 and $3,502,000 were earned during 1997, 1996 and 1995, respectively.
Incentive management fees of $1,706,000 and $1,190,000 were paid during 1997 and 1996, respectively. There were no incentive management fees paid to the Manager prior to 1996. Deferred incentive management fees were $16,545,000, $14,610,000, and $13,794,000 as of December 31, 1997, 1996, and 1995 respectively.

Competition

The extended stay lodging segment continues to be highly competitive. An increase in supply growth began in 1997 with the introduction of a number of new national brands. Residence Inns continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites and AmeriSuites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1997, average suite rates of Residence Inns exceeded inflationary costs. On March 22, 1996, the Partnership refinanced its mortgage debt and fixed its interest costs thereby eliminating the Partnership's exposure to the impact of changing interest rates.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                       Page
-----                                                                       ----
Residence  Inn by Marriott II Limited  Partnership  Consolidated  Financial
Statements:

      Report of Independent Public Accountants............................   15

      Consolidated Statement of Operations................................   16

      Consolidated Balance Sheet..........................................   17

      Consolidated Statement of Changes in Partners' Capital..............   18

      Consolidated Statement of Cash Flows................................   19

      Notes to Consolidated Financial Statements..........................   20


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and Bossier RIBM Two LLC, its majority-owned subsidiary limited liability company, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with The Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP


Washington, D.C.
March 26, 1998

                      CONSOLIDATED STATEMENT OF OPERATIONS
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)

                                            1997          1996          1995
                                         ----------   -----------   -----------
REVENUES (Note 3)........................$   35,482   $    34,035   $    33,300
                                         ----------   -----------   -----------

OPERATING COSTS AND EXPENSES
   Depreciation .........................     7,493         7,700         7,796
   Incentive management fee..............     3,641         3,542         3,502
   Residence Inn system fee..............     2,696         2,639         2,535
   Property taxes........................     2,111         2,141         2,092
   Base management fee...................     1,419         1,393         1,337
   Equipment rent and other..............       975         1,201           897
                                         ----------   -----------   -----------

                                             18,335        18,616        18,159
                                         ----------   -----------   -----------

OPERATING PROFIT.........................    17,147        15,419        15,141
   Interest expense......................   (12,945)      (13,268)      (14,038)
   Interest income.......................       692           512           500
                                         ----------   -----------   -----------

NET INCOME  .............................$    4,894   $     2,663   $     1,603
                                         ==========   ===========   ===========

ALLOCATION OF NET INCOME
   General Partner.......................$       49   $        27   $        16
   Limited Partners......................     4,845         2,636         1,587
                                         ----------   -----------   -----------

                                         $    4,894   $     2,663   $     1,603
                                         ==========   ===========   ===========

NET INCOME  PER LIMITED PARTNER UNIT
   (70,000 Units)........................$       69   $        38   $        23
                                         ==========   ===========   ===========












        The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 1997 and 1996
                                 (in thousands)


                                                    1997              1996
                                               --------------     --------------
                                     ASSETS
   Property and equipment, net................$      143,125     $      144,792
   Deferred financing costs, net of
     accumulated amortization..................        3,385              3,797
   Due from Residence Inn by Marriott, Inc.....        4,057              2,472
   Property improvement fund...................        1,543              2,150
   Restricted cash reserves....................        5,647              4,291
   Cash and cash equivalents...................       10,126              8,008
                                               --------------     --------------

                                              $      167,883     $      165,510
                                              ==============     ==============

                        LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
      Mortgage debt...........................$      139,090     $      140,000
      Incentive management fee due to
        Residence Inn by Marriott, Inc.........       16,545             14,610
      Accounts payable and accrued expenses.....       1,684              1,695
                                              --------------     --------------

        Total Liabilities.....................       157,319            156,305
                                              --------------     --------------

   PARTNERS' CAPITAL
      General Partner
        Capital contribution...................          707                707
        Capital distributions..................         (425)              (390)
        Cumulative net losses..................          (97)              (146)
                                              --------------     --------------

                                                         185                171
                                              --------------     --------------
      Limited Partners
        Capital contributions, net of
          offering costs of $7,845............        62,155             62,155
        Capital distributions.................       (42,140)           (38,640)
        Cumulative net losses.................        (9,636)           (14,481)
                                              --------------     --------------

                                                      10,379              9,034
                                              --------------     --------------

        Total Partners' Capital...............        10,564              9,205
                                              --------------     --------------

                                              $      167,883     $      165,510
                                              ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                 General           Limited
                                 Partner          Partners             Total
                             -------------    --------------     --------------
Balance, December 31, 1994...$         177    $        9,711     $        9,888

     Capital distributions...          (49)           (4,900)            (4,949)

     Net income..............           16             1,587              1,603
                             -------------    --------------     --------------

Balance, December 31, 1995...          144             6,398              6,542

     Net income..............           27             2,636              2,663
                             -------------    --------------     --------------

Balance, December 31, 1996...          171             9,034              9,205

     Capital distribution....          (35)           (3,500)            (3,535)

     Net income..............           49             4,845              4,894
                             -------------    --------------     --------------

Balance, December 31, 1997...$         185    $       10,379     $       10,564
                             =============    ==============     ==============














        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                             1997          1996          1995
                                          ----------    ----------    ---------
OPERATING ACTIVITIES
   Net income  ...........................$    4,894    $    2,663    $   1,603
   Noncash items:
       Depreciation and amortization......     7,493         7,700        7,796
       Deferred incentive management fee..     1,935         2,352        3,502
       Amortization of deferred financing
         costs as interest................       412           322          299
       Gain on dispositions of property
         and equipment....................        --            (5)          --
   Changes in operating accounts:
       Accounts payable and accrued
         expenses.........................      (635)       (7,035)       7,701
       Due from Residence Inn by
         Marriott, Inc....................    (1,585)       (1,322)       1,203
       Base management fee due to
         Residence Inn by Marriott, Inc...        --          (743)      (2,296)
                                          ----------    ----------    ---------

          Cash provided by operations.....    12,514         3,932       19,808
                                          ----------    ----------    ---------

INVESTING ACTIVITIES
   Additions to property and
     equipment, net.......................    (5,826)       (4,376)      (3,009)
   Change in restricted capital
     expenditure reserve..................       816        (2,357)          --
   Change in property improvement fund....       607          (507)        (416)
                                          ----------    ----------    ---------

          Cash used in investing activities   (4,403)       (7,240)      (3,425)
                                          ----------    ----------    ---------
FINANCING ACTIVITIES
   Capital distributions to partners......    (3,535)           --       (4,949)
   Additions to debt service reserve......    (1,548)       (1,934)          --
   Proceeds from mortgage debt............        --       140,000           --
   Repayment of mortgage debt.............      (910)     (137,089)          --
   Payment of financing costs.............        --        (3,553)        (566)
                                          ----------    ----------    ---------

          Cash used in investing activities   (5,993)       (2,576)      (5,515)
                                          ----------    ----------    ---------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..........................     2,118        (5,884)      10,868

CASH AND CASH EQUIVALENTS at beginning
     of year..............................     8,008        13,892        3,024
                                          ----------    ----------    ---------

CASH AND CASH EQUIVALENTS at end of year..$   10,126    $    8,008    $  13,892
                                          ==========    ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest.................$   12,538    $   18,985    $   7,053
                                          ==========    ==========    =========

        The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 1997 and 1996


NOTE 1.        THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in North Carolina and South Carolina, respectively, and one in Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 1997, the Inns have a total of 2,487 suites.

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

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger and collectively, the "Merger"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("CRFLT Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

                           Land improvements                          40 years
                           Building and improvements                  40 years
                           Furniture and equipment               3 to 10 years

All property and equipment at 22 of the Partnership's 23 Inns (Bossier City excluded) is pledged as security for the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Income Taxes


Provision for Federal and state income taxes has not been made in the financial statements since the Partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income (loss) for financial reporting purposes and the net income (loss) as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the excess between the Partnership's net assets reported in the accompanying consolidated financial statements and the tax basis of such net assets was $849,000 as of December 31, 1997 and $411,000 as of December 31, 1996.

Deferred Financing Costs


Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term thereof. The Partnership incurred $4,119,000 of financing costs in connection with the refinanced mortgage debt described in Note 6 which are being amortized using the straight line method, which approximates the effective interest method, over the ten year term of the mortgage debt. As of December 31, 1997 and 1996, accumulated amortization of deferred financing costs totaled $734,000 and $322,000, respectively.


Restricted Cash Reserves

On March 22, 1996, the Partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 6. The balances in those reserves at December 31, 1997 are as follows (in thousands):

                  Capital Expenditure Reserve................$    1,541
                  Debt Service Reserve.......................     3,482
                  Real Estate Tax and Insurance Reserve......       624
                                                             ----------
                                                             $    5,647
                                                             ==========

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

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Others Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its Inns from its statements of operations (see Note 3.) If the Partnership concludes that EITF 97-2 should be applied to its Inns, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $35.6 million and would have had no impact on operating profit or net income.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

NOTE 3.        REVENUES

Partnership revenues consist of the following (in thousands):

                                        1997            1996            1995
                                     ------------    ------------    -----------
INN SALES
   Suites.........................$     67,397    $     65,969    $     63,374
   Other operating departments....       3,642           3,675           3,491
                                    ------------    ------------    ------------
                                        71,039          69,644          66,865
                                    ------------    ------------    ------------
INN EXPENSES
   Departmental direct costs
      Suites......................      15,102          14,313          13,279
   Other operating expenses.......      20,455          21,296          20,286
                                    ------------    ------------    ------------
                                        35,557          35,609          33,565
                                    ------------    ------------    ------------

REVENUES..........................$     35,482    $     34,035    $     33,300
                                    ============    ============    ============

NOTE 4.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                         1997            1996
                                                     ------------    -----------
      Land and improvements.......................$     57,362    $     57,362
        Building and improvements.................     105,118         102,054
        Furniture and equipment...................      51,523          48,761
                                                     ------------    -----------
                                                       214,003         208,177
      Accumulated depreciation...................     (70,878)        (63,385)
                                                     ------------    -----------

                                                  $    143,125    $    144,792
                                                     ============    ===========

NOTE 5.        ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                          As of December 31, 1997      As of December 31, 1996
                          ------------------------    --------------------------
                                         Estimated                     Estimated
                           Carrying        Fair          Carrying         Fair
                            Amount         Value          Amount          Value
                          ----------    ----------    -----------    -----------
Mortgage debt             $  139,090    $  144,200    $   140,000    $   140,000
Incentive management fee
  due to Residence Inn
  by Marriott, Inc.       $   16,545    $    1,600    $    14,610    $     2,800

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

On March 22, 1996 (the "Closing Date") the Term Loan and the Revolving Loan were refinanced with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

Principal  amortization  of the Mortgage Debt at December 31, 1997 is as follows
(in thousands):
           1998.................................$          1,508
           1999.................................           1,649
           2000.................................           1,767
           2001.................................           1,968
           2002.................................           2,152
           Thereafter...........................         130,046
                                                ----------------
                                                $        139,090
                                                ================

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership was required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership believes that it is remote that it will be necessary to draw on the reserve. This reserve is included in restricted cash reserves on the accompanying balance sheet.

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International, Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager of the Partnership's Inns, Residence Inn by Marriott , Inc. (the "Manager"), is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership subsequently transferred $834,000 into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period as a result of this downgrade. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the related tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by mid-1997 and is to equal three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1997 the balance of this reserve is $1,249,000.

Furthermore, in the event of a MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was funded from 1996 cash from operations.

NOTE 7.        MANAGEMENT AGREEMENT

During 1995, the Manager operated the Inns pursuant to a long-term management agreement (the "Original Management Agreement") with an initial term expiring on December 28, 2007. The Manager had the option to extend the Original Management Agreement on one or more of the Inns for up to five 10-year terms. To facilitate the refinancing, effective March 22, 1996, the Original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by and the LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

The Manager earns a base management fee equal to 2% of the Inns' gross revenues. Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,071,000. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative Operating Profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. Incentive management fees of $3,641,000, $3,542,000 and $3,502,000 were earned during 1997, 1996 and 1995 respectively. Incentive management fees of $1,706,000 and $1,190,000 were paid during 1997 and 1996, respectively. Deferred incentive management fees were $16,545,000,
$14,610,000,   and  $13,794,000  as  of  December  31,  1997,   1996,  and  1995
respectively.

The Restated Management Agreements provide for a Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid a Residence Inn system fee of $2,696,000, $2,639,000 and $2,535,000, reimbursed the Manager for $1,590,000, $1,558,000 and $1,498,000 of Chain Services and contributed $1,685,000, $1,649,000 and $1,584,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other operating expenses in Note 3.


The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1997 and 1996, $2,050,000 and $1,150,000, respectively, has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet.


The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996 and 1995 were $3,547,000, $3,482,000 and $3,343,000, respectively.



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

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of Marriott RIBM Two Corporation, the General Partner, who are listed below:

                                                                     Age at
     Name                      Current Position                December 31, 1997
-----------------------   ------------------------------       -----------------
Bruce F. Stemerman        President and Director                        42
Christopher G. Townsend   Vice President, Secretary and
                          Director                                      50
Patricia K. Brady         Vice President and Chief Accounting
                          Officer                                       36
Bruce Wardinski           Treasurer                                     37

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

ITEM 11.         MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1997, 1996 and 1995, the Partnership reimbursed Host Marriott or its subsidiaries in the amount of $143,000, $131,000 and $89,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

As of December 31, 1997, Prescott Associates, LLC, an unrelated third party, owned 6.5% of the total number of limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates do not own any Units as of December 31, 1997.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.


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

Term

During 1995, the Manager operated the Inns pursuant to a long-term management agreement (the "Original Management Agreement") with an initial term expiring on December 28, 2007. The Manager had the option to extend the Original Management Agreement on one or more of the Inns for up to five 10-year terms. To facilitate the refinancing, effective March 22, 1996, the Original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by and the LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management

Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

Management Fees

The Restated Management Agreements provide for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (23.5% of operating profit, as defined, in any year in which operating profit exceeds $25.3 million; however, cumulative incentive management fee can not exceed 20% of cumulative operating profit). During 1997, 1996 and 1995, respectively, the Partnership paid a system fee of $2,696,000, $2,639,000 and $2,535,000. See "Deferral Provisions" for a discussion of the payment of base and incentive management fees.

Deferral Provisions

Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,071,000. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.


The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. Incentive management fees of $3,641,000, $3,542,000 and $3,502,000 were earned during 1997, 1996 and 1995 respectively. Incentive management fees of $1,706,000 and $1,190,000 were paid during 1997 and 1996, respectively. There were no incentive management fees paid to the Manager prior to 1996. Deferred incentive management fees were $16,545,000, $14,610,000 and $13,794,000 as of December 31, 1997,
1996, and 1995 respectively.


Chain Services and Marketing Fund


The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid a Residence Inn system fee of $2,696,000, $2,639,000 and $2,535,000, reimbursed the Manager for $1,590,000, $1,558,000 and $1,498,000 of
Chain Services and contributed $1,685,000, $1,649,000 and $1,584,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in other operating expenses detailed in the Consolidated Financial Statements (see Item 8).

Working Capital


The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1997 and 1996, $2,050,000 and $1,150,000, respectively, has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying Consolidated Balance Sheet (see Item 8).


Property Improvement Funds

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996 and 1995 were $3,547,000, $3,482,000 and $3,343,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under the Restated Management Agreements for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                        1997          1996           1995
                                   ------------   ------------    -----------
Residence Inn system fee. .........$      2,696     $     2,639    $     2,535
Incentive management fee...........       1,706           1,190             --
Marketing fund contribution........       1,685           1,649          1,584
Chain services.....................       1,590           1,558          1,498
Base management fee................       1,419           1,393          1,337
Deferred base management fees......          --             743          2,296
                                   ------------    -----------     -----------
                                   $      9,096     $     9,172     $    9,250
                                   ============    ===========     ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                        1997           1996            1995
                                    ------------    ------------   -------------
Administrative expenses reimbursed..$        143    $        131   $          89
Cash distributions..................          35              --              49
                                    ------------    ------------   -------------
                                    $        178    $        131   $         138
                                    ============    ============   =============

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

                   Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

             (3)   EXHIBITS

              Exhibit Number                          Description
          -------------------           ----------------------------------------
                  * 3.1                 Amended and Restated Agreement of
                                        Limited  Partnership of Marriott
                                        Residence Inn II Limited Partnership
                                        dated November 23, 1988.

                   *3.2                 First Amendment to Amended and Restated
                                        Agreement of Limited  Partnership dated
                                        April 1, 1989.

                  *10.1                 Amended and Restated Management
                                        Agreement by and between Residence Inn
                                        by Marriott, Inc. and Marriott Residence
                                        Inn II Limited  Partnership  dated as of
                                        March 22, 1996.

                  * 10.2                Loan Agreement by and between Marriott
                                        Residence Inn II Limited Partnership and the Sanwa Bank Limited dated December
                                        27, 1988.

                  *10.3                 Loan Agreement between Marriott
                                        Residence Inn II Limited Partnership
                                        and Nomura Asset Capital Corporation
                                        dated as of March 22, 1996.
                   ---------------------

                   * Incorporated by reference to the Partnership's previously filed documents.

                                  SCHEDULE III

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)

                                                 Initial Costs
                                          ------------------------
                                                                     Subsequent
                                           Land and    Building and    Costs
     Description               Debt       Improvements Improvements Capitalized
--------------------         -------      ------------ ------------ -----------
Las Vegas, NV               $ 16,618      $     4,967  $     8,284  $       415
Irvine, CA                     7,213            3,503        5,843           67
Arcadia, CA                    9,104            3,426        5,714          176
Greensboro, NC                 8,460            2,937        4,926          242
Birmingham, AL                 7,320            2,886        4,840          580
Placentia, CA                  4,723            2,911        4,882          351
Memphis East, TN               3,695            2,629        4,409        1,312
Other properties,
  each less than 5% of total  81,957           33,565       55,746        7,869
                            --------       ----------  -----------  -----------
                            $139,090       $   56,824  $    94,644  $    11,012
                            ========       ==========  ===========  ===========

                                  Gross Amount at December 31, 1997
                       ----------------------------------------------------

                          Land and    Buildings and              Accumulated
     Description        Improvements  Improvements     Total    Depreciation
--------------------    ------------  -------------  --------   ------------
Las Vegas, NV           $      5,037  $       8,629  $ 13,666   $      2,434
Irvine, CA                     3,507          5,906     9,413          1,536
Arcadia, CA                    3,442          5,874     9,316          1,577
Greensboro, NC                 2,963          5,142     8,105          1,488
Birmingham, AL                 2,931          5,375     8,306          1,577
Placentia, CA                  2,955          5,189     8,144          1,371
Memphis East, TN               2,661          5,689     8,350          1,494
Other properties,
  each less than 5% of total  33,866         63,314    97,180         18,116
                            --------   -------------  -------   ------------

                          $   57,362    $   105,118  $162,480   $     29,593
                            ========    ============ ========   ============

                                 Date of
                              Completion of      Date       Depreciation
     Description              Construction     Acquired         Life
--------------------          ------------     ---------   -------------
Las Vegas, NV                     1989           1989        40 years
Irvine, CA                        1989           1989        40 years
Arcadia, CA                       1989           1989        40 years
Greensboro, NC                    1987           1988        40 years
Birmingham, AL                    1986           1988        40 years
Placentia, CA                     1988           1988        40 years
Memphis East, TN                  1986           1988        40 years
Other properties,
  each less than 5% of total    1983-1989      1988-1989     40 years



Notes:
                                           1995           1996          1997
                                        -----------   -----------   -----------
(a)   Reconciliation of Real Estate:
      Balance at beginning of year......$   156,679   $   158,439   $   159,416
      Capital Expenditures..............      1,760           977         3,064
      Dispositions......................         --            --            --
                                        -----------   -----------   -----------
      Balance at end of year............$   158,439   $   159,416   $   162,480
                                        ===========   ===========   ===========

(b)   Reconciliation of Accumulated Depreciation:
      Balance at beginning of year......$    18,115   $    21,748        25,540
      Depreciation....................        3,633         3,792         4,053
                                        -----------   -----------   -----------
      Balance at end of year............$    21,748   $    25,540   $    29,593
                                        ===========   ===========   ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $156.6 million at December 31, 1997.


(d)   The Debt balance is $139,090 million as of December 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 27, 1998.


                            MARRIOTT RESIDENCE INN II
                            LIMITED PARTNERSHIP

                            By:      MARRIOTT RIBM TWO CORPORATION
                                     General Partner


                                     /s/ Patricia K. Brady
                                     ---------------------
                                     Patricia K. Brady
                                     Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                            Title
---------                            -----
                                     (MARRIOTT RIBM TWO CORPORATION)


/s/ Bruce F. Stemerman               President and Director
---------------------------          (Principal Executive Officer)
Bruce F. Stemerman



/s/ Christopher G. Townsend          Vice President, Secretary and Director
---------------------------
Christopher G. Townsend


/s/ Patricia K. Brady                Vice President and Chief Accounting Officer
---------------------------
Patricia K. Brady


/s/ Bruce Wardinski                  Treasurer
---------------------------
Bruce Wardinski


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 27, 1998.


                           MARRIOTT RESIDENCE INN II
                           LIMITED PARTNERSHIP

                           By:      MARRIOTT RIBM TWO CORPORATION
                                    General Partner



                                    -----------------
                                    Patricia K. Brady
                                    Vice President and Chief  Accounting Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                           Title
---------                           -----
                                    (MARRIOTT RIBM TWO CORPORATION)



-----------------------             President and Director
Bruce F. Stemerman                  (Principal Executive Officer)


-----------------------             Vice President, Secretary and Director
Christopher G. Townsend


-----------------------             Vice President and Chief Accounting Officer
Patricia K. Brady


-----------------------             Treasurer
Bruce Wardinski