Form 10-Q
period 1998-03-27
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-05-11
CIK 841283

May 11, 1998

BY ELECTRONIC FILING


Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA 22312-2413

RE:      MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
         SEC File No. 033-24935

Dear Sir/Madam:

Enclosed for filing is the Quarterly Report on Form 10-Q for the quarter ended March 27, 1998 and the Financial Data Schedule for Marriott Residence Inn II Limited Partnership.

Sincerely,

MARRIOTT RIBM TWO CORPORATION
General Partner




/s/ Patricia K. Brady
Patricia K. Brady
Vice President and
Chief Accounting Officer


Enclosures

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-24935


                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1605434
--------------------------------          --------------------------------------
  (State of Organization)                (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                         20817-1109
---------------------------------         --------------------------------------
   (Address of principal                                  (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No ____. (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 16, 1998.)

================================================================================
================================================================================

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve Weeks Ended March 27, 1998 and March 28, 1997............1

           Condensed Consolidated Balance Sheet
              March 27, 1998 and December 31, 1997............................2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 27, 1998 and March 28, 1997............3

           Notes to Condensed Consolidated Financial Statements...............4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................6



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................8


Item 6.    Exhibits and Reports on Form 8-K...................................9

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                                                  Twelve Weeks Ended
                                             March 27,          March 28,
                                                1998               1997
                                          -------------       -------------
REVENUES..................................$       8,027       $       8,348
                                          -------------       -------------

OPERATING COSTS AND EXPENSES
  Depreciation ...........................        1,662               1,633
  Incentive management fee................          841                 887
  Residence Inn system fee................          637                 631
  Property taxes..........................          516                 516
  Base management fee.....................          334                 332
  Equipment rent and other................          136                 211
                                          -------------       -------------
                                                  4,126               4,210

OPERATING PROFIT..........................        3,901               4,138
  Interest expense........................       (3,032)             (3,055)
  Interest income.........................          193                 138
                                          -------------       -------------

NET INCOME................................$       1,062       $       1,221
                                          =============       =============

ALLOCATION OF NET INCOME
  General Partner.........................$          11       $          12
  Limited Partners........................        1,051               1,209
                                          -------------       -------------

                                          $       1,062       $       1,221
                                          =============       =============

NET INCOME PER LIMITED PARTNER UNIT
   (70,000 Units).........................$          15       $          17
                                          =============       =============










                  See notes to condensed consolidated financial
                                  statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                 March 27,       December 31,
                                                   1998               1997
                                                (Unaudited)
                                     ASSETS
  Property and equipment, net...............$     142,533       $     143,125
  Due from Residence Inn by Marriott, Inc...        4,623               4,057
  Deferred financing costs, net.............        3,290               3,385
  Property improvement fund.................        1,313               1,543
  Restricted reserves.......................        6,049               5,647
  Cash and cash equivalents.................        7,624              10,126
                                               -------------     -------------

                                            $     165,432       $     167,883
                                               =============     =============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt.............................$     138,683       $     139,090
  Incentive management fee due to
    Residence Inn by Marriott, Inc..........       17,087              16,545
  Accounts payable and accrued expenses.....        1,571               1,684
                                              -------------       -------------

     Total Liabilities......................      157,341             157,319
                                              -------------       -------------

PARTNERS' CAPITAL
  General Partner...........................          161                 185
  Limited Partners..........................        7,930              10,379
                                              -------------       -------------

     Total Partners' Capital................        8,091              10,564
                                              -------------       -------------

                                            $     165,432       $     167,883
                                              =============      =============











                  See notes to condensed consolidated financial
                                  statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                    Twelve Weeks Ended
                                                March 27,          March 28,
                                                  1998               1997
                                              -------------       --------
OPERATING ACTIVITIES
  Net income .............................$       1,062       $       1,221
  Noncash items...........................        2,299               1,996
  Changes in operating accounts...........         (831)               (427)
                                              -------------      -------------

     Cash provided by operating activities        2,530               2,790
                                              -------------       -------------

INVESTING ACTIVITIES
  Additions to property and equipment, net       (1,070)             (1,340)
  Additions to restricted reserves........         (250)               (637)
  Change in property improvement funds....          230                 312
                                              -------------       -------------

     Cash used in investing activities....       (1,090)             (1,665)
                                              -------------       -------------

FINANCING ACTIVITIES
  Capital distributions to partners.......       (3,535)             (3,536)
  Repayment of mortgage debt..............         (407)                 --
                                              -------------       -------------

     Cash used in financing activities....       (3,942)             (3,536)
                                              -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS.....       (2,502)             (2,411)

CASH AND CASH EQUIVALENTS at beginning
   of period..............................       10,126               8,008
                                              -------------       -------------

CASH AND CASH EQUIVALENTS at end of
   period                                 $       7,624       $       5,597
                                              =============       =============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Cash paid for mortgage interest......$       3,075       $       3,098
                                              =============       =============







                  See notes to condensed consolidated financial
                                  statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by Marriott Residence Inn II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997.

         In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

         The net income of the Partnership is allocated 99% to the limited partners and 1% to Marriott RIBM Two Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of incentive management fee expense.

2. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation, Residence Inn system, base and incentive management fees, real and personal property taxes, equipment rent and certain other costs, which are classified as operating costs and expenses. Revenues consist of the following for the twelve-weeks ended (in thousands):

                                                 March 27,        March 28,
                                                    1998             1997
         INN SALES
           Suites............................$      15,924    $      15,778
           Other operating departments.......          793              868
                                               -------------    -------------
                                                    16,717           16,646
                                               -------------    -------------
         INN EXPENSES
           Departmental direct costs
              Suites.........................        3,448            3,356
              Other operating departments....          534              353
           Other Inn operating expenses......        4,708            4,589
                                              -------------    -------------
                                                     8,690            8,298
                                              -------------    -------------

        REVENUES.............................$       8,027    $       8,348
                                              =============    =============

     3. In December 1997, Host Marriott Corporation on behalf of the General Partner, Marriott RIBM Two Corporation, filed a preliminary Prospectus/ Consent Solicitation Statement(the "S-4") with the Securities and Exchange Commission which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). The General Partner has been working to resolve various open issues concerning the proposed Consolidation.

         In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in the six limited partnerships. Therefore, the General Partner has had preliminary discussions with some of these companies. Although no agreements have yet been reached, the General Partner continues to pursue the possibility of a potential transaction involving the Partnership's assets or a merger of the Partnership with an existing publicly traded company.

         The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives, including the original Consolidation plan and other available alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.

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

RESULTS OF OPERATIONS

First Quarter 1998 Compared To First Quarter 1997

Revenues. Revenue and operating profit are impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels (although it is not a GAAP, or generally accepted accounting principles, measure of revenue) which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $100,000, or 1%, to $16.7 million in the first quarter 1998 reflecting stable REVPAR for the period. REVPAR remained stable for the first quarter 1998 due primarily to an increase in combined average room rates of 3%, while combined average occupancy decreased by two percentage points. Partnership revenues for the first quarter 1998 decreased $300,000, or 4%, to $8.0 million. This decrease is primarily due to stable Inn sales and REVPAR results combined with higher Inn labor costs.

Operating Costs and Expenses. Operating costs and expenses decreased $100,000, or 2%, to $4.1 million for the first quarter 1998. As a percentage of Inn revenues, Inn operating costs and expenses were 51% and 50% of revenues for the first quarter 1998 and the first quarter 1997, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased by $200,000 to $3.9 million, or 49% of revenues, for the first quarter 1998 from $4.1 million, or 50% of revenues, for the first quarter 1997.

Interest Expense. Interest expense decreased 3% to $3.0 million for the first quarter 1998 from $3.1 million for the first quarter 1997 due to principal amortization on the mortgage debt.

Net Income. Net income for the first quarter 1998 decreased $100,000 to $1.1 million, or 13% of revenues, compared to net income of $1.2 million, or 15% of revenues, for the first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business although there can be no assurance of the Partnership's ability to do so.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operating activities was $2.5 million for the first quarter 1998 compared to $2.8 million for the first quarter 1997. The decrease was due to a $300,000 reduction in Partnership revenues.

Cash used in investing activities for the first quarter 1998 and the first quarter 1997 was $1.1 million and $1.7 million, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt. Contributions to the property improvement fund were $800,000 for both the first quarter 1998 and the first quarter 1997, while expenditures from the property improvement fund were $1.1 million and $1.2 million for first quarter 1998 and first quarter 1997, respectively.

Cash used in financing activities for the first quarter 1998 and the first quarter 1997 was $3.9 million and $3.5 million, respectively. The Partnership's cash financing activities primarily consist of capital distributions to partners and repayment of mortgage debt. The Partnership distributed $3.5 million to the partners in the first quarter of 1998 from 1997 operations. In the first quarter of 1997, the Partnership distributed $3.5 million to the partners from 1996 operations. Repayment of mortgage debt was $400,000 during first quarter 1998 compared to no repayments during first quarter 1997. The Partnership's mortgage debt required payments of interest only through March 1997. Thereafter, it required principal amortization based on a 25-year amortization schedule.

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and long term for the operational and capital needs of the Partnership.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

     On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the SEC filings.

     On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships:
Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a. Exhibits:
                      None

                b. Reports on Form 8-K:

                      May 6, 1998 -- Letter to limited partners regarding status of proposed consolidation.

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


                          MARRIOTT RESIDENCE INN II
                          LIMITED PARTNERSHIP

                          By:      MARRIOTT RIBM TWO CORPORATION
                                   General Partner



May 11, 1998              By:      /s/ Patricia K. Brady
                                   ---------------------
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer