Form 10-Q
period 1998-06-19
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1998-07-31
CIK 841283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 033-24935


                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


       Delaware                                           52-1605434
(State of Organization)                 (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                         20817-1109
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

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____. (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 16, 1998.)

================================================================================

================================================================================
================================================================================

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 19, 1998
              and June 20, 1997................................................1

           Condensed Consolidated Balance Sheet
              June 19, 1998 and December 31, 1997..............................2

           Condensed Consolidated Statement of Cash Flows
              Twenty-Four Weeks ended June 19, 1998 and June 20, 1997..........3

           Notes to Condensed Consolidated Financial Statements................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...................................................9

Item 6.    Exhibits and Reports on Form 8-K...................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                       Twelve Weeks Ended                Twenty-Four Weeks Ended
                               June 19,    June 20,       June 19,       June 20
                                1998         1997          1998            1997
                              ----------  -----------   ------------ -----------
REVENUES........................$ 8,091     $ 8,699       $ 16,118     $ 17,047
                              ----------  -----------   ------------ -----------

OPERATING COSTS AND EXPENSES
   Depreciation.................  1,681       1,921          3,343        3,554
   Incentive management fee.....    814         906          1,655        1,793
   Residence Inn system fee.....    648         640          1,285        1,271
   Property taxes...............    514         515          1,030        1,031
   Base management fee..........    340         337            674          669
   Equipment rent and other.....    511         532            647          743
                              -----------  -----------  ------------ -----------
                                  4,508       4,851          8,634        9,061
                              -----------  -----------  ------------ -----------

OPERATING PROFIT................  3,583       3,848          7,484        7,986
   Interest expense............. (2,955)     (3,019)        (5,987)      (6,074)
   Interest income..............    176         139            369          277
                              -----------  -----------  ------------ -----------

NET INCOME......................$   804     $   968       $  1,866     $  2,189
                              ===========  ===========  ============ ===========

ALLOCATION OF NET INCOME
   General Partner..............$     8     $    10       $     19     $     22
   Limited Partners.............    796         958          1,847        2,167
                              -----------  -----------  ------------ -----------

                                $   804     $   968       $  1,866     $  2,189
                              ===========  ===========  ============ ===========

NET INCOME PER LIMITED
PARTNER UNIT (70,000 Units).....$    11     $    14       $     26     $     31
                              ===========  ===========  ============ ===========







                  See notes to condensed consolidated financial
                                  statements.

                  Marriott Residence Inn II Limited Partnership
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                       June 19,   December 31,
                                                        1998           1997
                                                     (Unaudited)
                                     ASSETS
  Property and equipment, net.........................$ 141,396    $ 143,125
  Due from Residence Inn by Marriott, Inc.............    4,290        4,057
  Deferred financing costs, net.......................    3,195        3,385
  Property improvement fund...........................    1,621        1,543
  Restricted reserves.................................    6,391        5,647
  Cash and cash equivalents...........................    9,680       10,126
                                                      ----------- ------------

                                                      $ 166,573    $ 167,883
                                                      =========== ============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt.......................................$ 138,336    $ 139,090
  Incentive management fee due to Residence Inn
    by Marriott, Inc..................................   17,670       16,545
  Accounts payable and accrued expenses...............    1,672        1,684
                                                      ----------- ------------

     Total Liabilities................................  157,678      157,319
                                                      ----------- ------------

PARTNERS' CAPITAL
  General Partner.....................................      168          185
  Limited Partners....................................    8,727       10,379
                                                      ----------- ------------

     Total Partners' Capital..........................    8,895       10,564
                                                      ----------- ------------

                                                      $ 166,573    $ 167,883
                                                      =========== ============












                  See notes to condensed consolidated financial
                                  statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                       Twenty-Four Weeks Ended
                                                      June 19,        June 20,
                                                        1998            1997
                                                    ------------   ------------
OPERATING ACTIVITIES
     Net income.....................................$     1,866    $     2,189
     Noncash items..................................      4,658          4,340
     Changes in operating accounts..................       (739)        (1,686)
                                                    -------------  ------------

        Cash provided by operating activities.......      5,785          4,843
                                                    -------------  ------------

INVESTING ACTIVITIES
     Additions to property and equipment............     (1,614)        (3,201)
     Change in property improvement fund............        (78)         1,324
                                                    -------------  ------------

        Cash used in investing activities...........     (1,692)        (1,877)
                                                    -------------  ------------

FINANCING ACTIVITIES
     Capital distributions to partners..............     (3,535)        (3,536)
     Repayment of mortgage debt.....................       (754)          (223)
     Change in restricted reserves..................       (250)        (1,603)
                                                    -------------  ------------

        Cash used in financing activities...........     (4,539)        (5,362)
                                                    -------------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS...............       (446)        (2,396)

CASH AND CASH EQUIVALENTS at beginning of period....     10,126          8,008
                                                    -------------  ------------

CASH AND CASH EQUIVALENTS at end of period..........$     9,680    $     5,612
                                                    =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for mortgage interest................$     6,209    $     6,263
                                                    =============  ============








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

     In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and the results of cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, net income of the Partnership is allocated 99% to the limited partners and 1% to Marriott RIBM Two Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of the recognition of incentive management fee expense.

2. Certain reclassifications were made to prior year financial statements to conform to the 1998 presentation.

3. Revenues represent house profit of the Partnership Inns since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Inns to Residence Inn by Marriott, Inc. (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents Inn operating results less property-level expenses, excluding depreciation, Residence Inn system, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Inns from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to the Inns, it would include operating results of this managed operation in its fiancial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998 would have increased both revenues and operating expenses by approximately $8,907,000 and $17,597,000, respectively, and would have had no impact on net income.

     Revenues consist of the following Inn operating results for 1998 and 1997 (in thousands):

                                      Twelve Weeks Ended Twenty-Four Weeks Ended
                                     June 19,    June 20,    June 19,   June 20,
                                       1998        1997        1998       1997
                                    ----------   --------- ----------- --------
     INN SALES
       Suites........................$ 16,199    $ 16,004   $ 32,123    $ 31,782
       Other operating departments...     799         878      1,592       1,746
                                    ----------   --------- ----------  ---------
                                       16,998      16,882     33,715      33,528
                                    ----------   --------- ----------  ---------
     INN EXPENSES
       Departmental direct costs
         Suites......................   3,796       3,444      7,244       6,800
         Other operating departments.     284         348        818         701
       Other Inn operating expenses..   4,827       4,391      9,535       8,980
                                    ----------    -------- ----------   --------
                                        8,907       8,183     17,597      16,481
                                    ----------    -------- ----------   --------

     REVENUES........................$  8,091    $  8,699   $ 16,118    $ 17,047
                                    ==========    ======== ==========  =========

 4.  As  previously  reported  Host  Marriott  Corporation  on  behalf of the
     General Partner, Marriott RIBM  Two   Corporation,   filed  a  preliminary
     Prospectus/Consent Solicitation Statement with the Securities and  Exchange
     Commission in December 1997  which proposed  the   consolidation  of  this
     Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT").

     In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in acquiring the hotels owned by the six limited partnerships. The General Partner has had preliminary discussions with some of these companies and continues to pursue the possibility of a potential transaction involving the Partnership's assets or a merger of the Partnership with an existing publicly traded company.

     The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

First Two Quarters of 1998 Compared To First Two Quarters of 1997

     Revenues. REVPAR, or revenue per available room, is a commonly used indicator of market performance for hotels (although it is not a GAAP, or generally accepted accounting principles, measure of revenue) which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Inn sales increased $200,000, or 1%, to $33.7 million in the first two quarters of 1998 reflecting the improvements in REVPAR for the period. REVPAR increased 1% for the first two quarters of 1998 primarily due to an increase in the combined average room rate of 4%, while the combined average occupancy decreased by three percentage points. Partnership revenues for the first two quarters of 1998 decreased $900,000 or 5% to $16.1 million. This decrease is primarily due to stable Inn sales and REVPAR results combined with higher Inn hourly wage rates, increased utility costs and higher repairs and maintenance expense.

Operating Costs and Expenses. Operating costs and expenses decreased to $8.6 million for the first two quarters of 1998 from $9.1 million for the first two quarters of 1997. As a percentage of Inn revenues, Inn operating costs and expenses were 54% and 53% of revenues for the first two quarters of 1998 and the first two quarters of 1997, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased by $500,000 to $7.5 million, or 46% of revenues, for the first two quarters of 1998 from $8.0 million, or 47% of revenues, for the first two quarters of 1997.

Interest Expense. Interest expense decreased by 1% or $100,000 to $6.0 million for the first two quarters of 1998 compared to $6.1 million for the first two quarters of 1997 as a result of principal amortization on the Partnership's mortgage debt.

Net Income. Net income for the first two quarters of 1998 decreased $300,000 to $1.9 million, or 12% of revenues, compared to net income of $2.2 million, or 13% of revenues, for the first two quarters of 1997 primarily due to the results of the items discussed above.

Second Quarter 1998 Compared To Second Quarter 1997

     Revenues. Inn sales increased $100,000, or 1%, to $17.0 million in the second quarter 1998 reflecting the improvements in REVPAR for the period. REVPAR increased 1% for the second quarter 1998 primarily due to an increase in the combined average room rate of 4%, while the combined average occupancy decreased three percentage points. Revenues for the second quarter 1998 decreased $600,000, or 7%, to $8.1 million. The decrease is primarily due to increased hourly wage rates at the Partnership's Inns and higher repairs and maintenance expense.

Operating Costs and Expenses. Operating costs and expenses decreased to $4.5 million for the second quarter 1998 from $4.9 million for the second quarter 1997. As a percentage of Inn revenues, Inn operating costs and expenses were 56% of revenues for both the second quarter 1998 and the second quarter 1997.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased by $200,000 to $3.6 million, or 44% of revenues, for the second quarter 1998 from $3.8 million, or 44% of revenues, for the second quarter 1997.

Interest Expense. Interest expense remained unchanged at $3.0 million for the second quarter 1998 and 1997.

Net Income. Net income for the second quarter 1998 decreased $200,000 to $800,000, or 10% of revenues, compared to net income of $1.0 million, or 11% of revenues, for the second quarter 1997 primarily due to the results of the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources to conduct its operations in the ordinary course of business although there can be no assurance of the Partnership's ability to do so.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the partners.

     Cash provided by operating activities was $5.8 million for the first two quarters of 1998 compared to $4.8 million for the first two quarters of 1997. The increase is a result of $900,000 of working capital advanced to the Manager in 1997 slightly offset by a $200,000 decrease in net income in 1998.

Cash used in investing activities for the first two quarters of 1998 and the first two quarters of 1997 was $1.9 million and $3.5 million, respectively. The Partnership's cash used in investing activities consists primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves required under the new terms of the mortgage debt. Contributions to the property improvement fund were $1.7 million for the first two quarters of 1998 and 1997, while expenditures from the property improvement fund were $1.6 million and $3.2 million for the first two quarters of 1998 and 1997, respectively.

     Cash used in financing activities for the first two quarters 1998 and the first two quarters 1997 was $4.3 million and $3.8 million, respectively. The Partnership's cash used in financing activities consist of capital distributions to partners and repayment of mortgage debt. The Partnership distributed $3.5 million to the partners, which equaled $50 per limited partnership unit, in the first quarter of 1998 from 1997 operations. In the first quarter of 1997, the Partnership distributed $3.5 million to the partners, which equaled $50 per limited partnership unit, from 1996 operations. Repayment of mortgage debt was $800,000 for the first two quarters of 1998 compared to $200,000 for the first two quarters of 1997. The Partnership's mortgage debt required payments of interest only through March 1997. Thereafter, it requires principal amortization based on a 25-year amortization schedule.

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and long term for the operational and capital needs of the Partnership.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the SEC filings. Accordingly, they have filed a motion to dismiss the lawsuit.

     On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolf Joint Tenants, et al., v. Marriott International Inc., et al., Case No. 98-CI-04092, in the 57th District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege, among other things, that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses and fees.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a. Exhibits:  None

                b. Reports on Form 8-K:

                   May 6, 1998 -- Letter from the general partner to limited partners regarding status of proposed consolidation.

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


                            MARRIOTT RESIDENCE INN II
                            LIMITED PARTNERSHIP

                            By:    MARRIOTT RIBM TWO CORPORATION
                                   General Partner


July 31, 1998               By: /s/ Earla L. Stowe
                                ------------------
                                    Earla L. Stowe
                                    Vice President and  Chief Accounting Officer