Form 10-K
period 1998-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 1999-04-01
CIK 841283

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                       OR
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                         52-1605434
-------------------------------------------  -----------------------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)         Identification No.)

            10400 Fernwood Road
             Bethesda, Maryland                      20817
--------------------------------------------  ----------------------------------
  (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070 ecurities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___.

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

                                                 TABLE OF CONTENTS



                                                                        PAGE NO.

                                                      PART I


Item 1.   Business.........................................................1

Item 2.   Properties.......................................................5

Item 3.   Legal Proceedings................................................7

Item 4.   Submission of Matters to a Vote of Security Holders..............7


                                                   PART II

Item 5.   Market For The Partnership's Limited Partnership Units
          and Related Security Holder Matters..............................8

Item 6.   Selected Financial Data..........................................9

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................9

Item 8.   Financial Statements and Supplementary Data.....................18

Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................31


                                                  PART III

Item 10.  Directors and Executive Officers................................31

Item 11.  Management Remuneration and Transactions........................31

Item 12.  Security Ownership of Certain Beneficial Owners and Management..32

Item 13.  Certain Relationships and Related Transactions..................32


                                                   PART IV

Item 14.  Exhibits, Supplemental Financial Statement Schedules and Reports
          on Form 8-K.....................................................35

                                     PART I


ITEM 1.           BUSINESS

Description of the Partnership

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 1998. The Partnership commenced operations on December 28, 1988.

Prior to December 24, 1998, the sole general partner of the Partnership was Marriott RIBM Two Corporation, a Delaware corporation ("RIBM TWO"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Partnership is engaged solely in the business of owning and operating the Inns and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). Effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and Bossier. RIBM Two LLC entered into a management agreement for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). Additionally, the Partnership, Bossier RIBM Two LLC, and the Manager entered into a Coordination Agreement to ensure that certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns. The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions." The Restated Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

The objective of the Residence Inn by Marriott system, including the Inns, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Residence Inn by Marriott Inns generally have fewer guest rooms than traditional full-service hotels, in most cases containing approximately 120 guest suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

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

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier RIBM Two LLC ("Bossier LLC"), a Delaware limited liability company. The general partner of the Bossier LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in Bossier LLC is owned by the Partnership.

On April 17, 1998, Host Marriott, the parent of RIBM TWO, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly formed partnership, Host Marriott LP ("Host LP").

In connection with Host Marriott's conversion to a REIT, the following steps occurred. Host Marriott formed RIBM Two LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). RIBM Two merged into RIBM Two LLC on December 24, 1998 and RIBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM Two LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 98% Class B interest and its 1% Class C interest in RIBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation, which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interest). As a result, the sole general partner of the Partnership is RIBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 98% and Class C 1% non-managing economic interest owned by Rockledge.

Debt Financing

On March 22, 1996 (the "Refinancing Closing Date"), the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million to provide funds for the establishment of required reserves and to pay transaction costs. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% for a 10-year term expiring March 10, 2006 and requires payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

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

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International, Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager of the Partnership's Inns, Residence Inn by Marriott, Inc. (the "Manager"), is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership was required to transfer $834,000 into the Real Estate Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service of $1.2 million into the debt service reserve account over a six-month period as a result of this downgrade. This funding was completed in November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the related tax and insurance liability is included with accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by November 1997 and is equal to three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Refinancing Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1998 the balance of this reserve is $1,791,000.

Furthermore, due to the April 1, 1997 MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was provided for from 1996 cash flow from operations. As of December 31, 1998 the balance of this reserve was $880,000.

Material Contracts

Management Agreement

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

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location and time to time. The Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended stay segment of the lodging industry: Residence Inn, Homewood Suites, Hawthorne Suites, Summerfield Suites, extended Stay America and AmeriSuites.

Conflicts of Interest

Because Host LP, the managing member of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership's Inns and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, MII and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

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

The Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

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

Employees

Neither the General Partner nor the Partnership has any employees. Host LP provides the services of certain employees (including the General Partner's executive officers) of Host LP to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer or director of the General Partner or employee of Host LP devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions" for information regarding payments made to Host LP or its subsidiaries for the cost of providing administrative services to the Partnership.

Potential Transaction

The General Partner has retained Merrill Lynch to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. However, there can be no assurance that a transaction will result from these activities.


ITEM 2.           PROPERTIES

Introduction

The properties consist of 23 Residence Inn by Marriott Inns as of December 31, 1998. The Inns range in age between 9 and 15 years. The Inns are geographically diversified among 16 states, and no state has more than four Inns.

The extended stay segment of the lodging industry continued to experience increased competition throughout 1998 as new extended stay purpose-built competitors entered the market. This trend is expected to continue in 1999. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. On a combined basis, competitive forces affecting the Inns are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1, "Business--Competition."

Name and Location of Partnership Inns



       Inn                            Number of Suites               Date Opened
-----------------------       -------------------------       ------------------
Alabama
     Birmingham                           128                              1986
California
     Arcadia                              120                              1989
     Irvine                               112                              1989
     Placentia                            112                              1988
Florida
     Boca Raton                           120                              1988
     Jacksonville                         112                              1986
     Pensacola                             64                              1985
     St. Petersburg                        88                              1986
Illinois
     Chicago-Deerfield                    128                              1989
Louisiana
     Shreveport-Bossier City               72                              1983
Massachusetts
     Boston-Danvers                        96                              1989
Michigan
     Kalamazoo                             83                              1989
Missouri
     Jackson                              120                              1986
Nevada
     Las Vegas                            192                              1989
New Mexico
     Santa Fe                             120                              1986
North Carolina
     Charlotte North                       91                              1988
     Greensboro                           128                              1987
Ohio
     Akron                                112                              1987
Pennsylvania
     Valley Forge                          88                              1988
South Carolina
     Columbia                             128                              1988
     Spartanburg                           88                              1985
Tennessee
     Memphis                              105                              1986
Texas
     Lubbock                              80                               1986


                             =========================
             TOTAL                     2,487
                             =========================

ITEM 3.  LEGAL PROCEEDINGS

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation filed a class action lawsuit, styled Ruben, et al.
v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership,
Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs alleged that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constituted a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs alleged that the Merger breached various agreements relating to the Five Partnerships. The plaintiffs sought, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. The defendants, in light of market conditions, decided to abandon their efforts to complete the Merger. As a result of this decision, the plaintiffs voluntarily dismissed the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolf Joint Tenants, et al., v. Marriott International Inc., et. al., Case No. 98-CI-04092 (the "Haas Case"), in the 57th Judicial District Court of Bexar County, Texas against Marriott International Inc., Host Marriott, various of their subsidiaries, J.W. Marriott Jr., Stephen Rushmore and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership was filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. Trial in this related case is presently scheduled for May 1999. Due to the prosecution of the related case, there has been no meaningful activity in the Haas case. Although the Seven Partnerships have not been named as defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the General Partner. As of December 31, 1998, there were 3,644 holders of record of the 70,000 Units.

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

As of December 31, 1998, the Partnership has distributed a total of $46,101,000 to the partners ($652 per limited partner unit) since inception. In 1998 and 1997, $3,536,000 and $3,535,000 ($50 per limited partner unit) was distributed from 1997 and 1996 cash flow from operations, respectively. No distributions of Capital Receipts have been made since inception.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1998 presented in accordance with generally accepted accounting principles:

                                                      1998          1997         1996         1995         1994
                                                                (in thousands, except per unit amounts)

Income Statement Data:

Revenues...........................................$    71,658  $    71,039  $    69,644  $    66,865   $    63,034

Operating Profit...................................     14,679       17,147       15,419       15,141        13,192

Net income (loss)..................................      2,822        4,894        2,663        1,603          (528)

Net income (loss)
   per limited partner unit (70,000 Units).........         40           69           38           23            (7)

Balance Sheet Data:

Total assets.......................................$   168,866  $   167,883  $   165,510  $   165,362   $   159,801

Total liabilities..................................    159,016      157,319      156,305      158,820       149,913

Cash distributions
   per limited partner unit (70,000 Units).........         50           50           --           70            72


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL


During the period from 1996 through 1998, Partnership revenues grew from $69.6 million to $71.7 million. Growth in suite sales, and thus revenues, is primarily a function of combined average occupancy and combined average daily suite rates. During the period from 1996 through 1998, the Inns' combined average daily suite rate increased approximately $6 from $85 to $91, while the combined average occupancy decreased from 84.5% to 83.1%.


With the exception of variable payments due to the Manager, the partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. The variable expenses, include (i) base and Residence Inn system management fees under the Restated Management Agreements, which are 2% of gross Inn sales, and 4% of suite sales, respectively and (ii) incentive management fees under the Restated Management Agreements equal to 15% of operating profit, as defined, payable out of 50% of available cash flow, as defined.

RESULTS OF OPERATIONS

Revenues represent the gross sales generated by the Partnership's Inns.

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

The Partnership considered the impact of EITF 97-2 on its consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $38.6 million, $35.6 million and $35.6 million, respectively, and had no impact on operating profit or net income.

The following table shows selected combined operating and financial statistics for the Inns. Revenue per available room ("REVPAR") is a commonly used indicator of market performance for hotels which represents the combination of daily suite rate charged and the average daily occupancy achieved.

                                                Year Ended December 31,
                                           1998            1997           1996
Combined average occupancy...........      83.1%          83.6%           84.5%
Combined average daily suite rate....$     90.93    $     89.08     $     84.65
REVPAR...............................$     75.56    $     74.47     $     71.53

1998 Compared to 1997:

Revenues. Total 1998 Inn revenues of $71.7 million represented a $700,000, or 1%, increase over 1997 results. This increase was achieved primarily through an increase in Inn revenue per available room ("REVPAR"), which represents the combination of the combined average daily suite rate charged and the combined average occupancy achieved, and is a commonly used indicator of hotel performance. REVPAR does not include other ancillary revenues generated by the Inns. REVPAR increased $1 in 1998 as a result of a $2 increase in the average daily suite rate from $89 in 1997 to $91 in 1998 offset by a one-half percentage point decrease in the combined average occupancy to approximately 83.1%. As a result, 1998 combined average suite sales increased by $800,000, or 1.2%, to $68.2 million from $67.4 million in 1997.

Operating Costs and Expenses. Operating costs and expenses increased $3.1 million to $57.0 million in 1998 from $53.9 million in 1997 primarily due to a $1.8 million increase in selling, administrative and other property-level costs and expenses and a $1.0 million increase in suite property-level costs and expenses. As a percentage of Inn revenues, operating costs and expenses represented 80% of revenues for 1998 and 76% in 1997.

Operating Profit. The increase in revenues offset by the increase in operating costs and expenses discussed above, resulted in a decrease in operating profit. Operating profit decreased $2.5 million to $14.7 million, or 20% of revenues, in 1998 from $17.1 million, or 24% of revenues in 1997.

Interest Expense. Interest expense decreased $100,000 to $12.8 million primarily due to principal payments of $1.5 million on the Mortgage Debt.

Net Income. Net income decreased $2.1 million to $2.8 million, or 4% of revenues, in 1998 from $4.9 million, or 7% of total revenues, in 1997 due primarily to increased hotel operating costs as a result of increased revenues.

1997 Compared to 1996:

Revenues. Revenues increased $1.4 million, or 2%, to $71.0 million in 1997 from $69.6 million in 1996. Revenue and operating profit were impacted primarily by growth in REVPAR. REVPAR increased 4% during the year primarily due to an increase in average daily suite rates of approximately 5%, with a decrease in average occupancy of one percentage point.

Operating Costs and Expenses. Operating costs and expenses decreased $300,000 to $53.9 million in 1997 from $54.2 million in 1996 due to a $200,000 decrease in equipment rent and other operating costs and expenses. As a percentage of Inn revenues, Inn operating costs and expenses represented 76% of revenues for 1997 and 78% in 1996.

Operating Profit. The increase in revenues and decrease in operating costs and expenses discussed above, resulted in an increase in operating profit. Operating profit increased $1.7 million to $17.1 million, or 24% of revenues, in 1997 from $15.4 million, or 22% of revenues in 1996.

Interest Expense. Interest expense decreased $300,000 to $12.9 million primarily due to the decline in the weighted average interest rate on the Partnership's mortgage debt from 10.17% to 8.85%. The refinanced debt carries a lower average interest rate versus the old loan, which was in place for the beginning of 1996.

Net Income. Net income increased $2.2 million to $4.9 million, or 7% of revenues, in 1997 from $2.7 million, or 4% of total revenues, in 1996 due primarily to improved operating results and lower interest expense.

CAPITAL RESOURCES AND LIQUIDITY

General

The General Partner believes that cash from Inn operations and Partnership reserves will be adequate in the short term and is working with the Manager to address the long term operational and capital needs of the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operations was $14.1 million in 1998, $12.5 million in 1997, and $3.9 million in 1996. The $1.6 million increase in cash from operations in 1998 from 1997 was primarily due to the deferral of approximately $3.1 million of incentive management fees.


Cash used in investing activities was $4.6 million, $4.4 million, and $7.2 million in 1998, 1997, and 1996, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to existing Inns and contributions to restricted cash reserves required under the terms of the mortgage debt. Contributions to the property improvement fund were $4.3 million, $3.5 million and $3.5 million for the years ended December 31, 1998, 1997, and 1996, respectively, while capital expenditures were $5.9 million, $5.8 million and $4.4 million, respectively, during these same time periods.

Cash used in financing activities was $5.0 million, $6.0 million and $2.6 million in 1998, 1997 and 1996, respectively. The Partnership's cash financing activities consist primarily of capital distributions to partners, repayment of debt, payment of financing costs and debt refinancing. In March 1996, the Partnership refinanced mortgage debt of $137 million with proceeds from a $140 million nonrecourse mortgage loan. The excess proceeds from the loan were primarily used to establish a reserve for certain capital expenditures and transaction costs. The refinanced debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85%, and matures in 2006. Principal amortization is required on the loan over the ten year term based on a 25-year amortization. In connection with refinancing, the Partnership contributed the Bossier City Residence Inn to a newly formed wholly-owned subsidiary.


Debt Financing

On March 22, 1996 the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender.

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to Bossier LLC. The general partner of Bossier LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in Bossier LLC is owned by the Partnership. The Inns are managed by the Manager, a wholly-owned subsidiary of MII, as part of the Residence Inn by Marriott hotel system.

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

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The balance of this reserve was $542,000 as of December 31, 1998. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Property Improvement Fund

The Restated Management Agreements and the prior Management Agreement provide for the establishment of a property improvement fund for the Inns. During 1996 and 1997 contributions to the property improvement fund were 5% of gross Inn revenues. In 1998, the contribution rate for the 22 Inns Securing the Mortgage Debt increased to 6% of gross Inn revenues to aid in the furniture, fixtures and equipment ("FF&E") reserve short fall discussed below. The contribution rate for the Bossier City Residence Inn remained at 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1998, 1997 and 1996 were $4,282,000, $3,547,000 and $3,482,000, respectively.

     Based on current capital budgets, the Partnership's FF&E reserves are forecasted to be insufficient beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishment at the majority of the Partnership's Inns in the next several years. As a result, the General Partner established a reserve in 1996 for the future capital needs of the Partnership's Inns. Both 1997 and 1998 distributions were net of this reserve. The 1998 shortfall will be funded by a $2.5 million owner-funded loan from the Partnership. The loan was funded in the first quarter 1999. The loan bears a floating interest rate of prime rate plus one percentage point. Payment of principal and interest based upon a five-year amortization period will begin in April 1999. Under the terms of the loan, the debt service payments are subordinate to the Mortgage Debt and are included as a deduction in determining the incentive management fee paid to the Manager. The current shortfall estimate for 1999 of $3.8 million will be funded from an increase in the contribution to the property improvement fund to 7% of gross Inn revenues and an owner-funded $1.6 million loan from the Partnership. The loan must be fully funded before March 24, 2000. The loan bears a floating interest rate of prime rate plus one percentage point. Payment of principal and interest based upon a five-year amortization period will begin the accounting period immediately following the date of final funding of the loan or in January 2000. Under the terms of the loan, the debt service payments are subordinate to the Mortgage Debt and are included as a deduction in determining the incentive management fee paid to the Manager.

Deferred Management Fees

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the  Partnership  directly  owns  and  Bossier  LLC  entered  into a  management agreement for the Bossier City Residence Inn, which Bossier LLC owns, (collectively, the "Restated Management Agreements"). Additionally, the Partnership, Bossier LLC, and the Manager entered into a Coordination Agreement to ensure certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns.

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


In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative operating profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 are payable in the future from operating cash flow, as defined. Incentive management fees of $3,257,000, $3,641,000 and $3,542,000 were earned during 1998, 1997 and 1996, respectively.
Incentive management fees of $185,000 and $1,706,000 were paid during 1998 and 1997, respectively. Accrued deferred incentive management fees were $19,617,000 and $16,545,000, as of December 31, 1998 and 1997, respectively.


Competition

The extended-stay lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. In 1999, it is expected that Residence Inn will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new extended-stay brands and growth of existing brands including Homewood Suites, Hawthorne Suites, Summerfield Suites, Staybridge by Holiday Inn and Hilton Residential Suites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher suite rates and prices. In 1998, the growth in average suite rates of Residence Inns exceeded inflationary costs.

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

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Inns. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Inns. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

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

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of December 31, 1998, the Awareness and Inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing are 20% complete for BIS, and Marriott International is on track for completion of initial Testing of Building Systems by the end of first quarter 1999. Compliance Validation is in progress for both BIS and Building Systems. Marriott International remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of the respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken to achieve timely Year 2000 compliance.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                             Page

Residence Inn by Marriott II Limited Partnership
Consolidated Financial Statements:

     Report of Independent Public Accountants....................  19

     Consolidated Statement of Operations........................  20

     Consolidated Balance Sheet..................................  21

     Consolidated Statement of Changes in Partners' Capital......  22

     Consolidated Statement of Cash Flows........................  23

     Notes to Consolidated Financial Statements..................  24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and subsidiary, as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Partnership has given retroactive effect to the change to include property-level sales and operating expenses of its Inns in the consolidated statement of operations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with The Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                               ARTHUR ANDERSEN LLP




Washington, D.C.
February 26, 1999

                      CONSOLIDATED STATEMENT OF OPERATIONS
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1998, 1997 and 1996
                     (in thousands, except per Unit amounts)




                                                      1998        1997     1996

                                                  ----------   -------- --------
REVENUES
   Inn revenues
     Suites........................................$   68,216  $ 67,397 $ 65,969
     Other.........................................     3,442     3,642    3,675
                                                   ----------  -------- --------
       Total Inn revenues..........................    71,658    71,039   69,644
                                                   ----------  -------- --------


OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites........................................    16,135    15,102   14,313
     Other department costs and expenses...........     1,725     1,517    1,373
     Selling, administrative and other.............    20,709    18,938   19,923
                                                   ----------  -------- --------
       Total Inn property-level costs and expenses.    38,569    35,557   35,609
   Depreciation and amortization...................     7,650     7,493    7,700
   Incentive management fee........................     3,257     3,641    3,542
   Residence Inn system fee........................     2,729     2,696    2,639
   Property taxes..................................     2,243     2,111    2,141
   Base management fee.............................     1,433     1,419    1,393
   Equipment rent and other........................     1,098       975    1,201
                                                   ----------  -------- --------
                                                       56,979    53,892   54,225
                                                   ----------  -------- --------

OPERATING PROFIT...................................    14,679    17,147   15,419
   Interest expense................................   (12,823)  (12,945 (13,268)
   Interest income.................................       966       692      512
                                                   ----------  -------- --------

NET INCOME  .......................................$    2,822  $  4,894 $  2,663
                                                   ==========  ======== ========

ALLOCATION OF NET INCOME
   General Partner.................................$       28  $     49 $     27
   Limited Partners................................     2,794     4,845    2,636
                                                   ----------  -------- --------
                                                   $    2,822  $  4,894 $  2,663
                                                   ==========  ======== ========

NET INCOME PER LIMITED PARTNER UNIT
   (70,000 Units)..................................$       40  $     69 $     38
                                                   ==========  ======== ========





                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 1998 and 1997
                                 (in thousands)



                                                                                                 1998              1997
                                                                                             -------------    -------------
                                     ASSETS

   Property and equipment, net...............................................................$     141,382    $     143,125
   Deferred financing costs, net of accumulated amortization.................................        2,973            3,385
   Due from Residence Inn by Marriott, Inc...................................................        3,805            4,057
   Property improvement fund.................................................................           --            1,543
   Restricted cash reserves..................................................................        6,153            5,647
   Cash and cash equivalents.................................................................       14,553           10,126
                                                                                             -------------    -------------

                                                                                             $     168,866    $     167,883
                                                                                             =============    =============

                                             LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
     Mortgage debt...........................................................................$     137,582    $     139,090
     Incentive management fee due to Residence Inn by Marriott, Inc..........................       19,617           16,545
     Accounts payable and accrued expenses...................................................        1,817            1,684
                                                                                             -------------    -------------

         Total Liabilities...................................................................      159,016          157,319
                                                                                             -------------    -------------

   PARTNERS' CAPITAL
     General Partner
       Capital contribution..................................................................          707              707
       Capital distributions.................................................................         (461)            (425)
       Cumulative net losses.................................................................          (69)             (97)
                                                                                             --------------   -------------

                                                                                                       177              185
                                                                                             -------------    -------------
     Limited Partners
       Capital contributions, net of offering costs of $7,845................................       62,155           62,155
       Capital distributions.................................................................      (45,640)         (42,140)
       Cumulative net losses.................................................................       (6,842)          (9,636)
                                                                                             --------------   -------------

                                                                                                     9,673           10,379
                                                                                             -------------    -------------

         Total Partners' Capital.............................................................        9,850           10,564
                                                                                             -------------    -------------

                                                                                             $     168,866    $     167,883
                                                                                             =============    =============


                  The   accompanying   notes  are  an  integral  part  of  these
                                              consolidated financial statements.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                               General          Limited
                                                                               Partner         Partners            Total
Balance, December 31, 1995.................................................$         144     $       6,398    $       6,542

     Net income............................................................           27             2,636            2,663
                                                                           -------------     -------------    -------------

Balance, December 31, 1996.................................................          171             9,034            9,205

     Capital distribution..................................................          (35)           (3,500)          (3,535)

     Net income............................................................           49             4,845            4,894
                                                                           -------------     -------------    -------------

Balance, December 31, 1997.................................................          185            10,379           10,564

     Capital distribution..................................................          (36)           (3,500)          (3,536)

     Net income............................................................           28             2,794            2,822
                                                                           -------------     -------------    -------------

Balance, December 31, 1998.................................................$         177     $       9,673    $       9,850
                                                                           =============     =============    =============

 The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.




                      CONSOLIDATED STATEMENT OF CASH FLOWS
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                                     1998            1997           1996

                                                                                  -----------    -----------    ----------
OPERATING ACTIVITIES
   Net income.....................................................................$     2,822    $     4,894    $     2,663
   Noncash items:
     Depreciation and amortization................................................      7,650          7,493          7,700
     Deferred incentive management fee............................................      3,072          1,935          2,352
     Amortization of deferred financing costs as interest.........................        412            412            322
     Gain on dispositions of property and equipment...............................         --             --             (5)
   Changes in operating accounts:
     Accounts payable and accrued expenses........................................       (123)          (635)        (7,035)
     Due from Residence Inn by Marriott, Inc......................................        252         (1,585)        (1,322)
     Deferred base management fee due to Residence Inn by Marriott, Inc...........         --             --           (743)
                                                                                  -----------    -----------    -----------

         Cash provided by operations..............................................     14,085         12,514          3,932
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................     (5,907)        (5,826)        (4,376)
   Change in restricted cash reserves.............................................       (250)           816         (2,357)
   Change in property improvement fund............................................      1,543            607           (507)
                                                                                  -----------    -----------    -----------

         Cash used in investing activities........................................     (4,614)        (4,403)        (7,240)
                                                                                  ------------   -----------    -----------

FINANCING ACTIVITIES
   Capital distributions to partners..............................................     (3,536)        (3,535)            --
   Repayment of mortgage debt.....................................................     (1,508)          (910)      (137,089)
   Additions to debt service reserve..............................................         --         (1,548)        (1,934)
   Proceeds from mortgage debt....................................................         --             --        140,000
   Payment of financing costs.....................................................         --             --         (3,553)
                                                                                  -----------    -----------    -----------

         Cash used in financing activities........................................     (5,044)        (5,993)        (2,576)
                                                                                  ------------   -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      4,427          2,118         (5,884)

CASH AND CASH EQUIVALENTS at beginning of year....................................     10,126          8,008         13,892
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    14,553    $    10,126    $     8,008
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest.........................................................$    12,419    $    12,538    $    18,985
                                                                                  ===========    ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 1998 and 1997


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in both North Carolina and South Carolina, and one in each of Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 1998, the Inns have a total of 2,487 suites.

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier RIBM Two LLC ("Bossier LLC"), a Delaware limited liability company. The general partner of Bossier LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly-owned subsidiary of the Partnership. The remaining 99% interest in Bossier LLC is owned by the Partnership. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

Between November 23, 1988 and December 29, 1988, 70,000 limited partnership interests (the "Units") were sold in a public offering. The offering price per unit was $1,000. The General Partner contributed $707,100 for its 1% general partnership interest. The Partnership acquired 17 of the Inns on the closing date. The remaining six Inns were acquired during 1989.

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of the General Partner of the Partnership, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott L.P. ("Host LP").

In connection with Host Marriott Corporation's conversion to a REIT, the following steps occurred. Host Marriott Corporation formed RIBM Two LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). Marriott RIBM Two Corporation ("RIBM Two") merged into RIBM Two LLC on December 24, 1998 and RIBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM Two LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 98% Class B interest and 1% Class C interests in RIBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 98% and Class C 1% non-managing economic interest owned by Rockledge.

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

Proceeds from a sale of substantially all of the assets of the Partnership will be distributed to the partners in accordance with their capital account balances as adjusted to take into account gain or loss resulting from such sale.

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

Revenues and Expenses

Revenues primarily represent the gross sales generated by the Partnership's Inns

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

The Partnership considered the impact of EITF 97-2 on its consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Inns in its consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $38.6 million, $35.6 million and $35.6 million, respectively, and had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

                           Land improvements                            40 years
                           Building and improvements                    40 years
                           Furniture and equipment                 3 to 10 years

All property and equipment at 22 of the Partnership's 23 Inns (Bossier City excluded) is pledged as security for the mortgage debt described in Note 5.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. No adjustment was necessary for the years ended December 31, 1998 and 1997.

Income Taxes


Provision for Federal and state income taxes has not been made in the consolidated financial statements since the Partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income (loss) as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the excess between the Partnership's net assets reported in the accompanying consolidated financial statements and the tax basis of such net assets was $5,193,000 as of December 31, 1998 and $849,000 as of December 31, 1997.


Deferred Financing Costs


Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term thereof. The Partnership incurred $4,119,000 of financing costs in connection with the refinanced mortgage debt described in Note 5 which are being amortized using the straight line method, which approximates the effective interest method, over the ten year term of the mortgage debt. As of December 31, 1998 and 1997, accumulated amortization of deferred financing costs totaled $1,146,000 and $734,000, respectively.


Restricted Cash Reserves

On March 22, 1996, the Partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                               1998              1997
                                           -------------    ---------
Capital Expenditure Reserve................$       1,791    $       1,541
Debt Service Reserve.......................        3,482            3,482
Real Estate Tax and Insurance Reserve......          880              624
                                           -------------    -------------
                                           $       6,153    $       5,647
                                           =============    =============

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31
(in thousands):

                                                       1998           1997
                                                   -----------     -------

     Land and improvements.........................$    57,362     $    57,362
     Building and improvements.....................    106,647         105,118
     Furniture and equipment.......................     55,901          51,523
                                                   -----------     -----------
                                                       219,910         214,003
     Accumulated depreciation......................    (78,528)        (70,878)
                                                   ------------    -----------

                                                   $   141,382     $   143,125
                                                   ===========     ===========


NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                       As of December 31, 1998            As of December 31, 1997
                                   ------------------------------     ---------------------------
                                                       Estimated                          Estimated
                                     Carrying            Fair           Carrying            Fair
                                      Amount             Value           Amount             Value

Mortgage debt                      $     137,582    $     147,400     $     139,090    $     144,200
Incentive management fee due to
Residence Inn by Marriott, Inc.    $      19,617    $         254     $      16,545    $       1,600

The estimated fair value of the mortgage debt obligation is based on expected future debt service payments discounted at estimated risk adjusted rates.
Incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 5.  MORTGAGE DEBT

On March 22, 1996 (the "Closing Date") the Partnership mortgage debt was refinanced with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million. The refinanced mortgage debt (the "Mortgage Debt") is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

Principal amortization of the Mortgage Debt at December 31, 1998 is as follows (in thousands):

           1999..................................$         1,649
           2000..................................          1,767
           2001..................................          1,968
           2002..................................          2,152
           2003..................................          2,353
           Thereafter............................        127,693
                                                 ---------------
                                                $        137,582

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership was required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership believes that it is remote that it will be necessary to draw on the reserve. This reserve is included in restricted cash reserves on the accompanying consolidated balance sheet.

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of
MII is downgraded by Standard and Poor Rating Services.
The Manager of the Partnership's Inns, Residence Inn by Marriott, Inc. (the "Manager"), is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership subsequently transferred $834,000 into the Real Estate Tax and Insurance Escrow Reserves from the Manager's existing real estate tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period as a result of this downgrade. The Real Estate Tax and Insurance Escrow Reserves and the debt service reserve are shown as restricted cash reserves and the related real estate tax and insurance liability is included with accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by mid -1997 and is to equal three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1998, the balance of this reserve is $1,791,000.

Furthermore, as a result of the MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was funded from 1996 cash from operations. As of December 31, 1998, the balance of this reserve is $880,000.

NOTE 6.  MANAGEMENT AGREEMENT

To facilitate  the  refinancing,  (see Note 5),  effective  March 22, 1996,  the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by and Bossier LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

The Manager earns a base management fee equal to 2% of the Inns' gross revenues. Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,071,000. Deferred base management fees were payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. Pursuant to the terms of the Restated Management Agreements, the Partnership paid the remaining $743,000 of deferred base management fees in 1996.


In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative Operating Profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined. Incentive management fees of $3,257,000, $3,641,000 and $3,542,000 were earned during 1998, 1997 and 1996 respectively. Incentive management fees of $185,000, $1,706,000 and $1,190,000 were paid during 1998, 1997 and 1996, respectively. Accrued deferred incentive management fees were $19,617,000,and $16,545,000 as of December 31, 1998, and 1997,
respectively.

The Restated Management Agreements provide for a Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. Beginning in 1998, the Inns began participating in the Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the Marriott hotel system. For the years ended December 31, 1998, 1997 and 1996, the Partnership paid a Residence Inn system fee of $2,729,000, $2,696,000 and $2,639,000, reimbursed the Manager for $2,005,000, $1,590,000 and $1,558,000 of Chain Services and contributed $1,705,000, $1,685,000 and $1,649,000 to the marketing fund, respectively. For the year ended December 31, 1998, MRP costs totaled $143,000. Chain Services, contributions to the marketing fund and MRP costs are included in other operating expenses in the consolidated statement of operations.


The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's consolidated balance sheet. For both December 31, 1998 and 1997, $2,050,000, has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet.

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns to cover the cost of certain non-routine repairs and maintenance to the Inns which are normally capitalized and the cost of replacements and renewals to the Inns' property and improvements. For 1998, contributions to the property improvement fund are 6% of gross Inn revenues for the 22 Inns securing the Mortgage Debt and 5% of gross Inn revenues for the Bossier City Residence Inn. The contribution rate was 5% of gross Inn revenues for 1997 and 1996. Also October 9, 1998, the Restated Management Agreements were modified to increase the contribution to the property improvement fund to 7% of gross Inn revenues in 1999. After 1999, the contributions may be decreased to 5% of gross Inn revenues at the discretion of the Manager. Total contributions to the property improvement fund for the years ended December 31, 1998, 1997 and 1996 were $4,282,000, $3,547,000, and $3,482,000, respectively.

On October 9, 1998, the Partnership agreed to fund the 1998 estimated shortfall in the property improvement fund with an owner-funded loan in the amount of $2.5 million. The loan was funded in first quarter 1999. The loan bears a floating interest rate of prime rate plus one percentage point. Payment of principal and interest based upon a five-year amortization period will begin in April 1999. Under the terms of the loan the debt service payments are subordinate to the Mortgage Debt and are included as a deduction in determining the incentive management fee paid to the Manager.

The Partnership also agreed to fund the estimated 1999 shortfall in the property improvement fund of $3.8 million with an increase in the contribution to the property improvement fund to 7% of gross Inn revenues and a $1.6 million owner-funded loan. The loan must be fully funded before March 24, 2000. The loan bears a floating interest rate of prime rate plus one percentage point. Payment of principal and interest based upon a five-year amortization period will begin the accounting period immediately following the date of final funding of the loan or in January 2000. Under the terms of the loan, the debt service payments are subordinate to the Mortgage Debt and are included as a deduction in determining the incentive management fee paid to the Manager.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

None.


                                                         PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of RIBM Two LLC, the General Partner, who are listed below:

                                                               Age at
             Name         Current Position                 December 31, 1998
------------------------- -----------------------------------------------------
Robert E. Parsons, Jr.    President and Manager                   43
Christopher G. Townsend   Executive Vice President,               51
                          Secretary and Manager
W. Edward Walter          Treasurer                               43
Earla L. Stowe            Vice President                          37


Business Experience

     Robert E. Parsons, Jr. joined Host Marriott Corporation's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott Corporation, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott Corporation. He also serves as a
director,   manager   and  officer  of  numerous   Host   Marriott   Corporation
subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott Corporation in 1996 as Senior Vice President -Acquisitions and in 1998 was made Treasurer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott Corporation subsidiaries. Prior to joining Host Marriott Corporation, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1998, 1997 and 1996, the Partnership reimbursed Host Marriott or its subsidiaries in the amount of $278,000, $143,000 and 131,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, Prescott Associates, LLC, an unrelated third party, owned 6.5% of the total number of limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any Units as of December 31, 1998.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

To facilitate the refinancing, effective March 22, 1996, the original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and the LLC entered into a management agreement for the Bossier City Residence Inn which Bossier LLC owns, (collectively, the "Restated Management Agreements").

Term

During 1995, the Manager operated the Inns pursuant to a long-term management agreement (the "Original Management Agreement") with an initial term expiring on December 28, 2007. The Manager had the option to extend the Original Management Agreement on one or more of the Inns for up to five 10-year terms. To facilitate the refinancing, effective March 22, 1996, the Original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by and Bossier LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

Management Fees

The Restated Management Agreements provide for annual payments of (i) the base management fee equal to 2% of gross sales from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite sales from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (23.5% of operating profit, as defined, in any year in which operating profit exceeds $25.3 million; however, cumulative incentive management fee can not exceed 20% of cumulative operating profit). During 1998, 1997 and 1996, respectively, the Partnership paid a system fee of $2,729,000, $2,696,000 and $2,639,000. See "Deferral Provisions" for a discussion of the payment of base and incentive management fees.

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


The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. Incentive management fees of $3,257,000, $3,641,000 and $3,542,000 were earned during 1998, 1997 and 1996, respectively. Incentive management fees of $185,000 and $1,706,000 were paid during 1998 and 1997, respectively. There were no incentive management fees paid to the Manager prior to 1996. Deferred incentive management fees were $19,617,000, $16,545,000 and $14,610,000 as of December 31, 1998, 1997
and 1996, respectively.


Chain Services and Marketing Fund


The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1998, 1997 and 1996, the Partnership paid a Residence Inn system fee of $2,729,000, $2,696,000 and $2,639,000, reimbursed the Manager for $2,005,000, $1,590,000 and $1,558,000 of
Chain Services and contributed $1,705,000, $1,685,000 and $1,649,000 to the marketing fund, respectively. Chain Services and contributions to the marketing fund are included in selling, administrative and other expenses detailed in the consolidated statement of operations (see Item 8).


Working Capital


The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1998 and 1997, $2,050,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet (see Item 8).


Property Improvement Funds

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns. Contributions to the property improvement fund are 5% of gross Inn revenues for 1996 and1997. In 1998, the contribution rate increased to 6% of gross Inn revenues for the 22 Inns securing the Mortgage Debt. The contribution rate for the Bossier City Residence Inn remained at 5% of gross Inn revenues. On October 9, 1998, the Restated Management Agreement was modified to increase the contribution to the property improvement fund to 7% of gross Inn revenues in 1999. After 1999, at the option of the Manager, the contribution percentage may be decreased to 5% of gross Inn revenues. Total contributions to the property improvement fund for the years ended December 31, 1998, 1997 and 1996 were $4,282,000, $3,547,000 and $3,482,000, respectively.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under the Restated Management Agreements for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                        1998           1997           1996
                                    -----------    -----------     -----------
Residence Inn system fee............$     2,729    $     2,696     $     2,639
Incentive management fee............        185          1,706           1,190
Marketing fund contribution.........      1,705          1,685           1,649
Chain services......................      2,005          1,590           1,558
Base management fee.................      1,433          1,419           1,393
Deferred base management fees.......         --             --             743
MRP costs...........................        143             --              --
                                    -----------    -----------     -----------
                                    $     8,200    $     9,096     $     9,172
                                    ===========    ===========     ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                          1998           1997           1996
                                      -----------    -----------     -----------
Administrative expenses reimbursed....$       278    $       143     $       131
Cash distributions....................         36             35              --
                                      -----------    -----------     -----------
                                      $       314    $       178     $       131
                                      ===========    ===========     ===========

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

                      Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits


Exhibit Number                              Description                    Page
--------------  -----------------------------------------------------  ---------
    * 3.1       Amended and  Restated  Agreement  of Limited Partnership    N/A
                of Marriott N/A Residence Inn II Limited Partnership dated November 23, 1988.

     *3.2       First   Amendment  to  Amended  and  Restated  Agreement    N/A
                of  Limited N/A Partnership dated April 1, 1989.

      3.3       First   Amendment  to  Amended  and  Restated   Agreement    41
                of Limited 41 Partnership of Marriott Residence Inn II Limited Partnership dated December 28, 1998.

    *10.1       Amended and Restated Management Agreement by and between    N/A
                Residence Inn  by  Marriott, Inc. and Marriott Residence
                Inn  II  Limited Partnership dated as of March 22, 1996.

    *10.2       Loan  Agreement  by and  between  Marriott Residence Inn    N/A
                II Limited Partnership and the Sanwa Bank Limited dated December 27, 1988.

    *10.3       Loan Agreement between Marriott  Residence Inn II Limited   N/A
                Partnership and Nomura Asset Capital Corporation dated as of March 22, 1996.

--------------

 *    Incorporated by reference to the Partnership's previously filed documents.

                  b.     Reports on Form 8-K:

                         A Form 8-K was filed with the SEC on October 9, 1998. This filing, Item 5--Other Events, discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an Item 7--Exhibit to this Form 8-K filing.

                         A Form 8-K was filed with the SEC on November 30, 1998. This filing, Item 5--Other Events, discloses that the General Partner sent letters that accompanied the quarterly reports on Form 10-Q dated June 12, 1998, August 21, 1998 and November 25, 1998 to the limited partners. The letters were included as Item 7 exhibits to this form 8-K filing.

                                  SCHEDULE III

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)



                                    Initial Costs                               Gross Amount at December 31, 1998
                              ------------------------                  -----------------------------------------
                                                          Subsequent
                               Land and    Building and        Costs         Land and      Buildings and       Accumulated
Depreciation
     Description      Debt    Improvements Improvements   Capitalized   Improvements  Improvements    Total    Depreciation
-----------------   -------   ------------ ------------   -----------   ------------  ------------  ------------------------

Las Vegas, NV       $16,438   $     4,967  $     8,284    $     531     $    5,037    $     8,745   $13,782    $    2,715
Irvine, CA            7,134         3,503        5,843          161          3,507          6,000     9,507         1,728
Arcadia, CA           9,005         3,426        5,714          210          3,442          5,908     9,350         1,782
Greensboro, NC        8,368         2,937        4,926          517          2,963          5,417     8,380         1,677
Birmingham, AL        7,241         2,886        4,840          590          2,931          5,385     8,316         1,784
Placentia, CA         4,671         2,911        4,882          266          2,955          5,104     8,059         1,566
Memphis East, TN      3,655         2,629        4,409        1,367          2,661          5,744     8,405         1,785
Other properties,
each less than
5% of total          81,070        33,565       55,746        8,899         33,866        64,344     98,210         20,797
                 ------------    --------     ----------   ----------     ----------     --------- ----------    -----------
40 years

                    $137,582  $    56,824  $    94,644    $  12,541     $   57,362    $   106,647   $164,009    $   33,834
                    ========  ===========  ===========    =========     ==========    ===========   ========     ==========

Notes:



                         Date of
                         Completion of       Date
                         Construction      Acquired      Life
                          --------------  ---------    -----


 Las Vegas, NV                 1989         1989       40 years
 Irvine, CA                    1989         1989       40 years
 Arcadia, CA                   1989         1989       40 years
 Greensboro, NC                1987         1988       40 years
 Birmingham, AL                1986         1988       40 years
 Placentia, CA                 1988         1988       40 years
 Memphis East, TN              1986         1988       40 years
 Other properties,
 each less than
 5% of total                 1983-1989    1988-1989







                                                         1996           1997            1998
                                                     -----------     -----------    -----------

(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................$   158,439     $   159,416    $   162,480
     Capital Expenditures............................        977           3,064          1,529
     Dispositions....................................         --              --             --
                                                     -----------     -----------    -----------
     Balance at end of year..........................$   159,416     $   162,480    $   164,009
                                                     ===========     ===========    ===========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................$    21,748     $    25,540    $    29,593
     Depreciation....................................      3,792           4,053          4,241
                                                     -----------     -----------    -----------
     Balance at end of year..........................$    25,540     $    29,593    $    33,834
                                                     ===========     ===========    ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $157.7 million at December 31, 1998.


(d)  The Debt balance is $ 137,582 million as of December 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st of March, 1999.


                                                     MARRIOTT RESIDENCE INN II
                                                     LIMITED PARTNERSHIP

                                                By:      RIBM TWO LLC
                                                         General Partner




                                                        /s/ Earla L. Stowe
                                                        ------------------
                                                        Earla L. Stowe
                                                        Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                        (RIBM TWO LLC)

/s/ Robert S. Parsons, Jr.       President and Manager
Robert S. Parsons, Jr.


/s/ Christopher G. Townsend      Executive Vice President, Secretary and Manager
Christopher G. Townsend


/s/W. Edward Walter              Treasurer
W. Edward Walter


/s/ Earla L. Stowe               Vice President
Earla L. Stowe

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st of March, 1999.


                                                     MARRIOTT RESIDENCE INN II
                                                     LIMITED PARTNERSHIP

                                                     By:      RIBM TWO LLC
                                                              General Partner





                                                              Earla L. Stowe
                                                              Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                          Title
                                 (RIBM TWO LLC)


Robert S. Parsons, Jr.           President and Manager



Christopher G. Townsend          Executive Vice President, Secretary and Manager



W. Ed Walter                     Treasurer


Earla L. Stowe                   Vice President