Form 10-K
period 1999-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2000-03-27
CIK 841283

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   52-1605434
--------------------------------           --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

     10400 Fernwood Road
      Bethesda, Maryland                                20817
--------------------------------           --------------------------------
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

================================================================================
                                      None

================================================================================
                  Marriott Residence Inn II Limited Partnership

================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.

                                     PART I

Item 1.       Business.....................................................................................1

Item 2.       Properties...................................................................................5

Item 3.       Legal Proceedings............................................................................7

Item 4.       Submission of Matters to a Vote of Security Holders..........................................7


                                     PART II

Item 5.       Market For The Partnership's Limited Partnership Units

              and Related Security Holder Matters..........................................................8

Item 6.       Selected Financial Data......................................................................9

Item 7.       Management's Discussion and Analysis of Financial Condition

              and Results of Operations....................................................................9

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................14

Item 8.       Financial Statements and Supplementary Data.................................................15

Item 9.       Changes In and Disagreements With Accountants on Accounting

              and Financial Disclosure....................................................................28


                                    PART III

Item 10.      Directors and Executive Officers............................................................29

Item 11.      Management Remuneration and Transactions....................................................29

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................30

Item 13.      Certain Relationships and Related Transactions..............................................30


                                     PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules, and Reports on Form 8-K...............33


                                     PART I

ITEM 1.           BUSINESS

Description of the Partnership

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 1999. The Partnership commenced operations on December 28, 1988.

The Partnership is engaged solely in the business of owning and operating the Inns and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). Effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns and Bossier RIBM Two LLC ("Bossier LLC") entered into a management agreement for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). Additionally, the Partnership, Bossier LLC, and the Manager entered into a coordination agreement to ensure that certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns. The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions." The Restated Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter. See Item 13 "Certain Relationships and Related Transactions."

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

The Partnership's financing needs have been funded through loan agreements with independent financial institutions. See the "Debt" section below.

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

To facilitate the refinancing of the Partnership's mortgage debt, on March 22, 1996, as permitted by the Partnership Agreement, the Partnership transferred ownership of the Bossier City Residence Inn to a newly formed subsidiary, Bossier LLC, a Delaware limited liability company. The general partner of Bossier LLC with a 1% interest is Bossier RIBM Two, Inc., a wholly owned subsidiary of the Partnership. The remaining 99% interest in Bossier LLC is owned by the Partnership.

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of the general partner, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly formed partnership, Host Marriott LP ("Host LP").

In connection with the REIT Conversion, the following steps occurred. Host Marriott formed RIBM Two LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). Prior to December 24, 1998, the sole general partner of the Partnership was Marriott RIBM Two Corporation, a Delaware corporation ("RIBM Two"), a wholly-owned subsidiary of Host Marriott. RIBM Two merged into RIBM Two LLC on December 24, 1998 and RIBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM Two LLC to Host LP, which is owned 78% by Host REIT and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 98% Class B interest and its 1% Class C interest in RIBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation, which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interest). As a result, the sole general partner of the Partnership is RIBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and Class B 98% and Class C 1% non-managing economic interests owned by Rockledge.

Debt

On March 22, 1996 (the "Refinancing Closing Date"), the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender. In conjunction with the refinancing, the principal amount of the Partnership's mortgage debt was increased from $137.1 million to $140 million to provide funds for the establishment of required reserves and to pay transaction costs. The refinanced mortgage debt (the "Mortgage Debt") continues to be nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360-day year for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve. The balance of this reserve as of December 31, 1999 is $792,000 and is included in the capital expenditure reserve balance of $2,041,000.

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of MII is downgraded by Standard and Poors Rating Services. The assumption of additional debt associated with MII's acquisition of the Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership was required to transfer $834,000 into the Real Estate Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service of $1.2 million into the debt service reserve account over a six-month period as a result of this downgrade. This funding was completed in November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted reserves and the related tax and insurance liability is included with accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by November 1997 and is equal to three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Refinancing Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1999, the balance of this reserve is $2,041,000.

Furthermore, due to the April 1, 1997 MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was provided for from 1996 cash flow from operations. As of December 31, 1999, the balance of this reserve was $1,131,000.

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

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, but the degree of competition varies from location to location. The Inns compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following are key participants in the extended stay segment of the lodging industry: Residence Inn, Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites.

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

ITEM 2.           PROPERTIES

Introduction

The properties consist of 23 Residence Inn by Marriott Inns as of December 31, 1999. The Inns range in age between 10 and 16 years. The Inns are geographically diversified among 16 states, and no state has more than four Inns.

The extended-stay segment of the lodging industry continued to experience increased competition throughout 1999 as new extended-stay competitors entered the market. This trend is expected to continue in 2000. In response to this increased competition, Residence Inn by Marriott's strategy is to differentiate the brand on the basis of superior service offerings and delivery. See Item 1, "Business--Competition."

Name and Location of Partnership Inns

                Inn                                             Number of Suites                     Date Opened

------------------------------------                        -------------------------             -------------------
Alabama

     Birmingham                                                         128                              1986
California

     Arcadia                                                            120                              1989
     Irvine                                                             112                              1989
     Placentia                                                          112                              1988
Florida

     Boca Raton                                                         120                              1988
     Jacksonville                                                       112                              1986
     Pensacola                                                           64                              1985
     St. Petersburg                                                      88                              1986
Illinois

     Chicago-Deerfield                                                  128                              1989
Louisiana

     Shreveport-Bossier City                                             72                              1983
Massachusetts

     Boston-Danvers                                                      96                              1989
Michigan

     Kalamazoo                                                           83                              1989
Missouri

     Jackson                                                            120                              1986
Nevada

     Las Vegas                                                          192                              1989
New Mexico

     Santa Fe                                                           120                              1986
North Carolina

     Charlotte North                                                     91                              1988
     Greensboro                                                         128                              1987
Ohio

     Akron                                                              112                              1987
Pennsylvania

     Valley Forge                                                        88                              1988
South Carolina

     Columbia                                                           128                              1988
     Spartanburg                                                         88                              1985
Tennessee

     Memphis                                                            105                              1986
Texas

     Lubbock                                                            80                               1986


                                                            -------------------------
                                     TOTAL  SUITES                    2,487
                                                            =========================


ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et. al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("MII"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership), and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $228.38 per Unit ($15,986,600 in the aggregate, if the holders of all Units participate) in exchange for dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. In addition to this cash payment, the Manager would waive $22,693,000 of deferred incentive management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 70,000 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement will be contained in a court-approved notice to the Partnership's limited partners.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the General Partner. As of December 31, 1999, there were 3,586 holders of record of the Partnership's 70,000 Units.

The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Net Capital Investment, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts"); and (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

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

As of December 31, 1999, the Partnership has distributed a total of $46,101,000 to the partners ($652 per limited partner unit) since inception. There was no distribution made in 1999, and in 1998, $3,536,000 ($50 per limited partner unit) was distributed from 1997 cash flow from operations. No distributions of Capital Receipts have been made since inception.

For future cash distributions, see "Capital Resources and Liquidity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1999 presented in accordance with accounting principles generally accepted in the United States:

                                                      1999          1998         1997         1996         1995
                                                   -----------  -----------  -----------  -----------   -------
                                                                (in thousands, except per unit amounts)
Income Statement Data:

Revenues...........................................$    71,957  $    71,658  $    71,039  $    69,644   $    66,865

Operating Profit...................................     13,476       14,679       17,147       15,419        15,141

Net income.........................................      1,946        2,822        4,894        2,663         1,603

Net income

   per limited partner unit (70,000 Units).........         28           40           69           38            23

Balance Sheet Data:

Total assets.......................................$   172,669  $   168,866  $   167,883  $   165,510   $   165,362

Total liabilities..................................    160,873      159,016      157,319      156,305       158,820

Cash distributions

   per limited partner unit (70,000 Units).........         --           50           50           --            70


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will affect, among other things, demand for products and services at the Inns and other properties, the level of suite and room rates and occupancy that can be achieved by such properties and the availability and terms of financing;
(ii) the ability to compete effectively in areas such as access, location, quality of accommodations and suite and room rate structures; (iii) changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; (iv) governmental approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

During the period from 1997 through 1999, Partnership revenues grew from $71.0 million to $72.0 million. Growth in suite sales, and thus revenues, is primarily a function of combined average daily occupancy and combined average daily suite rates. During the period from 1997 through 1999, the Inns' combined average daily suite rate increased approximately $2 from $89 to $91, while the combined average daily occupancy decreased from 83.6% to 82.5%.

With the exception of variable payments due to the Manager, the partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. The variable expenses, include (i) base and Residence Inn system management fees under the Restated Management Agreements, which are 2% of gross Inn revenues, and 4% of suite revenues, respectively, and (ii) incentive management fees under the Restated Management Agreements equal to 15% of operating profit, as defined, payable out of 50% of available cash flow, as defined.

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Inns. Revenue per available room ("REVPAR") is a commonly used indicator of market performance for hotels which represents the combination of average daily suite rate charged and the average daily occupancy achieved.

                                                                                   Year Ended December 31,
                                                                         ---------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -------
Combined average daily occupancy.........................................      82.5%          83.1%           83.6%
Combined average daily suite rate........................................$     91.37    $     90.93     $     89.08
REVPAR...................................................................$     75.38    $     75.56     $     74.47

1999 Compared to 1998:

Revenues. Total 1999 Inn revenues of $72.0 million represented a $299,000, or 0.4%, increase over 1998 results. The flat results were primarily due to a stable Inn REVPAR. REVPAR does not include other ancillary revenues generated by the Inns. The slight increase in the average daily suite rate in 1999 from 1998 was offset by the 1% decrease in the average daily occupancy of 83.1% in 1998 to 82.5% in 1999. As a result, REVPAR approximated $75 for both 1999 and 1998. Combined average suite sales remained virtually unchanged at $68 million in both 1999 and 1998.

Operating Costs and Expenses. Operating costs and expenses increased $1.5 million, or 2.6%, to $58.5 million in 1999 from $57.0 million in 1998 primarily due to a $1.1 million, or 6.7%, increase in suite property-level costs and expenses and a $329,000, or 1.6%, decrease in selling, administrative and other expenses. The overall increase in Inn property-level costs and expenses is due to an increase in salary and benefits as the Inns endeavor to maintain competitive wage scales. As a percentage of Inn revenues, operating costs and expenses represented 81% of revenues for 1999 and 80% in 1998.

Operating Profit. The small increase in revenues offset by the increase in operating costs and expenses discussed above, resulted in a decrease in operating profit. Operating profit decreased $1.2 million, or 8.2%, to $13.5 million, or 19% of revenues, in 1999 from $14.7 million, or 20% of revenues in 1998.

Interest Expense. Interest expense decreased $142,000, or 1.1%, to $12.7 million primarily due to principal payments of $1.6 million on the Mortgage Debt.

Net Income. Net income decreased $875,000, or 31.0%, to $1.9 million, or 3% of revenues, in 1999 from $2.8 million, or 4% of revenues, in 1998 due primarily to increased hotel operating costs.

1998 Compared to 1997:

Revenues. Total 1998 Inn revenues of $71.7 million represented a $700,000, or 1%, increase over 1997 results. This increase was achieved primarily through an increase in Inn REVPAR. REVPAR increased $1 in 1998 as a result of a $2 increase in the average daily suite rate from $89 in 1997 to $91 in 1998 offset by a one-half percentage point decrease in the combined average occupancy to approximately 83.1%. As a result, 1998 combined average suite sales increased by $800,000, or 1.2%, to $68.2 million from $67.4 million in 1997.

Operating Costs and Expenses. Operating costs and expenses increased $3.1 million, or 5.8%, to $57.0 million in 1998 from $53.9 million in 1997 primarily due to a $1.8 million, or 9.4%, increase in selling, administrative and other property-level costs and expenses and a $1.0 million, or 6.8%, increase in suite property-level costs and expenses. As a percentage of Inn revenues, operating costs and expenses represented 80% of revenues for 1998 and 76% in 1997.

Operating Profit. The increase in revenues offset by the increase in operating costs and expenses discussed above, resulted in a decrease in operating profit. Operating profit decreased $2.4 million, or 14.0%, to $14.7 million, or 20% of revenues, in 1998 from $17.1 million, or 24% of revenues in 1997.

Interest Expense. Interest expense decreased $100,000, or 1%, to $12.8 million primarily due to principal payments of $1.5 million on the Mortgage Debt.

Net Income. Net income decreased $2.1 million, or 42.3%, to $2.8 million, or 4% of revenues, in 1998 from $4.9 million, or 7% of total revenues, in 1997 due primarily to increased hotel operating costs as a result of increased revenues.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at a majority of the Partnership's Inns. These refurbishments are part of the routine capital expenditure cycle for maintaining Inns that are 10 to 16 years old. To address the shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $56 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the anticipated capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for 2000 and 2001.

Pursuant to the modification to the Restated Management Agreements, the Manager decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. However, the Partnership will fund an additional $1.6 million loan to the property improvement fund in first quarter 2000 to aid in the current shortfall estimate for 1999.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners.

Cash provided by operating activities was $14.4 million, $14.1 million and $12.5 million in 1999, 1998 and 1997, respectively. The $300,000 increase in cash from operations in 1999 from 1998 was primarily due to a decrease in the amount paid for administrative charges during 1999 as a result of the deferral of some administrative payments until 2000. The $1.6 million increase in cash from operations in 1998 from 1997 was primarily due to the deferral of approximately $3.1 million of incentive management fees.

Cash used in investing activities was $8.2 million, $4.6 million and $4.4 million in 1999, 1998 and 1997, respectively. The Partnership's investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves required under the terms of the mortgage debt. Contributions to the property improvement fund were $7.5 million, $4.3 million and $3.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, while expenditures were $7.5 million, $5.9 million and $5.8 million, respectively, during the same time period. The $3.2 million increase in contributions in 1999 from 1998 is due primarily to a $2.5 million loan funded by the Partnership to the property improvement fund and an increase in the contribution rate to 7% in 1999 in order to complete suite refurbishments at some of the Partnership's Inns. In addition, the Partnership increased capital expenditures in 1999 from 1998 by $1.6 million in order to remain competitive with new hotel properties. Capital expenditures in 1999, 1998 and 1997 include $534,000, $279,000 and $534,000, respectively, paid from the Partnership's operating cash account for owner funded projects.

Cash used in financing activities was $1.6 million, $5.0 million and $6.0 million in 1999, 1998 and 1997, respectively. The Partnership's financing activities are intended to consist primarily of capital distributions to partners and repayment of mortgage debt. There were no cash distributions made in 1999. In first quarter 1998 and in 1997, the Partnership distributed a total of $3.5 million to the partners, which equaled $50 per limited partnership unit, from 1997 and 1996 operations, respectively. Repayment of mortgage debt was $1.6 million, $1.5 million and $910,000 for 1999, 1998 and 1997, respectively.

Debt

On March 22, 1996, the General Partner was successful in refinancing the Term Loan and the Revolving Loan with a new third party lender.

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

In conjunction with the refinancing, the principal amount of the Partnership's Mortgage Debt was increased from $137.1 million to $140 million, bears interest at a fixed rate of 8.85% and matures on March 10, 2006.

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The balance of this reserve was $792,000 as of December 31, 1999. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership does not expect that it will be necessary to draw on the reserve.

Property Improvement Fund

The Restated Management Agreements and the prior Management Agreement provide for the establishment of a property improvement fund for the Inns. During 1997, contributions to the property improvement fund were 5% of gross Inn revenues. On October 9, 1998, the Restated Management Agreements were modified to increase the contribution rate to the property improvement fund to 6% and 7% of gross Inn revenues in 1998 and 1999, respectively, to aid in the furniture, fixtures and equipment reserve shortfall discussed below. Pursuant to the modification to the Restated Management Agreements, the Manager decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. Total contributions to the property improvement fund for the years ended December 31, 1999, 1998 and 1997 were $7,535,000, $4,282,000 and $3,547,000, respectively. The 1999 contribution includes a $2.5 million loan to the property improvement fund as described below.

Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns. To address the 1998 shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues. To aid in the current shortfall estimate for 1999, a $1.6 million loan was funded from the Partnership to the property improvement fund in first quarter 2000.

Deferred Management Fees

To facilitate the refinancing, effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and Bossier LLC entered into a management agreement for the Bossier City Residence Inn, which Bossier LLC owns (collectively, the "Restated Management Agreements"). Additionally, the Partnership, Bossier LLC and the Manager entered into a Coordination Agreement to ensure certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns.

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

In addition, the Manager is entitled to an incentive management fee equal to 15% of operating profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative operating profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 are payable in the future from operating cash flow, as defined. Incentive management fees of $3,090,000, $3,257,000 and $3,641,000 were earned during 1999, 1998 and 1997, respectively.
Incentive management fees of $14,000, $185,000 and $1,706,000 were paid during 1999, 1998 and 1997, respectively. Accrued deferred incentive management fees were $22,693,000 and $19,617,000, as of December 31, 1999 and 1998,
respectively. If the litigation settlement agreement referred to in Item 3, "Legal Proceedings," is consummated, $22,693,000 of these fees will be waived by the Manager.

Competition

Residence Inn by Marriott continues to be highly competitive and report stable system-wide operating results when compared to the prior year due to successful marketing efforts and a continued guest commitment. 1999 has been a challenge as extended-stay hotel competitors continue to increase their presence in the market. In response, during 1999 the Manager continued to heighten its efforts to become the pre-eminent leader in this hospitality category, focusing on customers that prefer a quality residential experience. The Manager is continuing to monitor the introduction and growth of new extended-stay brands including Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites. In addition, a renewed focus will be placed on strengthening each Inn's sales efforts in order to solidify the existing relationships with current clients and to establish new ones.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher suite rates and prices. In 1999, the average suite rates of Residence Inns kept pace with inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 1999, all of the Partnership's debt has a fixed interest rate.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                                      Page

Residence Inn by Marriott II Limited Partnership Consolidated Financial Statements:

     Report of Independent Public Accountants.............................................................  16

     Consolidated Statement of Operations.................................................................  17

     Consolidated Balance Sheet...........................................................................  18

     Consolidated Statement of Changes in Partners' Capital...............................................  19

     Consolidated Statement of Cash Flows.................................................................  20

     Notes to Consolidated Financial Statements...........................................................  21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and subsidiary, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP




Vienna, Virginia
March 17, 2000

                      CONSOLIDATED STATEMENT OF OPERATIONS

          Marriott Residence Inn II Limited Partnership and Subsidiary

              For the Years Ended December 31, 1999, 1998 and 1997

                     (in thousands, except per Unit amounts)

                                                                                   1999           1998            1997
                                                                                ----------     -----------    --------
REVENUES

   Inn revenues

     Suites.....................................................................$   68,360     $    68,216    $    67,397
     Other......................................................................     3,597           3,442          3,642
                                                                                ----------     -----------    -----------
       Total Inn revenues.......................................................    71,957          71,658         71,039
                                                                                ----------     -----------    -----------


OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.....................................................................    17,213          16,135         15,102
     Other department costs and expenses........................................     1,910           1,725          1,517
     Selling, administrative and other..........................................    20,380          20,709         18,938
                                                                                ----------     -----------    -----------
       Total Inn property-level costs and expenses..............................    39,503          38,569         35,557
   Depreciation.................................................................     8,120           7,650          7,493
   Incentive management fee.....................................................     3,090           3,257          3,641
   Residence Inn system fee.....................................................     2,734           2,729          2,696
   Property taxes...............................................................     2,270           2,243          2,111
   Base management fee..........................................................     1,439           1,433          1,419
   Equipment rent and other.....................................................     1,325           1,098            975
                                                                                ----------     -----------    -----------
                                                                                    58,481          56,979         53,892
                                                                                ----------     -----------    -----------

OPERATING PROFIT................................................................    13,476          14,679         17,147
   Interest expense.............................................................   (12,681)        (12,823)       (12,945)
   Interest income..............................................................     1,151             966            692
                                                                                ----------     -----------    -----------

NET INCOME......................................................................$    1,946     $     2,822    $     4,894
                                                                                ==========     ===========    ===========

ALLOCATION OF NET INCOME
   General Partner..............................................................$       19     $        28    $        49
   Limited Partners.............................................................     1,927           2,794          4,845
                                                                                ----------     -----------    -----------
                                                                                $    1,946     $     2,822    $     4,894
                                                                                ==========     ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT
   (70,000 Units)...............................................................$       28     $        40    $        69
                                                                                ==========     ===========    ===========





                  The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

          Marriott Residence Inn II Limited Partnership and Subsidiary

                           December 31, 1999 and 1998

                                 (in thousands)

                                                                                                 1999              1998
                                                                                             -------------    ---------
                                     ASSETS

   Property and equipment, net...............................................................$     140,524    $     141,382
   Due from Residence Inn by Marriott, Inc...................................................        3,424            3,805
   Deferred financing costs, net of accumulated amortization.................................        2,562            2,973
   Property improvement fund.................................................................          466               --
   Restricted cash reserves..................................................................        6,654            6,153
   Cash and cash equivalents.................................................................       19,039           14,553
                                                                                             -------------    -------------

                                                                                             $     172,669    $     168,866
                                                                                             =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES

     Mortgage debt...........................................................................$     135,933    $     137,582
     Incentive management fee due to Residence Inn by Marriott, Inc..........................       22,693           19,617
     Accounts payable and accrued expenses...................................................        2,247            1,817
                                                                                             -------------    -------------

           Total Liabilities.................................................................      160,873          159,016
                                                                                             -------------    -------------

   PARTNERS' CAPITAL
     General Partner

       Capital contribution..................................................................          707              707
       Capital distributions.................................................................         (461)            (461)
       Cumulative net losses.................................................................          (50)             (69)
                                                                                             -------------    -------------

                                                                                                       196              177
                                                                                             -------------    -------------
     Limited Partners

       Capital contributions, net of offering costs of $7,845................................       62,155           62,155
       Capital distributions.................................................................      (45,640)         (45,640)
       Cumulative net losses.................................................................       (4,915)          (6,842)
                                                                                             -------------    -------------

                                                                                                    11,600            9,673
                                                                                             -------------    -------------

           Total Partners' Capital...........................................................       11,796            9,850
                                                                                             -------------    -------------

                                                                                             $     172,669    $     168,866
                                                                                             =============    =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

          Marriott Residence Inn II Limited Partnership and Subsidiary

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (in thousands)

                                                                               General          Limited

                                                                               Partner         Partners            Total
                                                                           -------------     -------------    -------------
Balance, December 31, 1996.................................................$         171     $       9,034    $       9,205

     Capital distribution..................................................          (35)           (3,500)          (3,535)

     Net income............................................................           49             4,845            4,894
                                                                           -------------     -------------    -------------

Balance, December 31, 1997.................................................          185            10,379           10,564

     Capital distribution..................................................          (36)           (3,500)          (3,536)

     Net income............................................................           28             2,794            2,822
                                                                           -------------     -------------    -------------

Balance, December 31, 1998.................................................          177             9,673            9,850

     Net income............................................................           19             1,927            1,946
                                                                           -------------     -------------    -------------

Balance, December 31, 1999.................................................$         196     $      11,600    $      11,796
                                                                           =============     =============    =============




















                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          Marriott Residence Inn II Limited Partnership and Subsidiary

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (in thousands)

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income.....................................................................$     1,946    $     2,822    $     4,894
   Noncash items:
     Depreciation.................................................................      8,120          7,650          7,493
     Deferred incentive management fee............................................      3,076          3,072          1,935
     Amortization of deferred financing costs as interest.........................        411            412            412
     Loss on dispositions of property and equipment...............................        125             --             --
   Change in operating accounts:
     Due from Residence Inn by Marriott, Inc......................................        522            252         (1,585)
     Accounts payable and accrued expenses........................................        179           (123)          (635)
                                                                                  -----------    -----------    -----------

         Cash provided by operations..............................................     14,379         14,085         12,514
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................     (7,387)        (5,907)        (5,826)
   Change in property improvement fund............................................       (607)         1,543            607
   Change in restricted cash reserves.............................................       (250)          (250)           816
                                                                                  -----------    -----------    -----------

         Cash used in investing activities........................................     (8,244)        (4,614)        (4,403)
                                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
   Repayment of mortgage debt.....................................................     (1,649)        (1,508)          (910)
   Capital distributions to partners..............................................         --         (3,536)        (3,535)
   Additions to debt service reserve..............................................         --             --         (1,548)
                                                                                  -----------    -----------    -----------

         Cash used in financing activities........................................     (1,649)        (5,044)        (5,993)
                                                                                  -----------    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS.............................................      4,486          4,427          2,118

CASH AND CASH EQUIVALENTS at beginning of year....................................     14,553         10,126          8,008
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    19,039    $    14,553    $    10,126
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest................................................$    12,278    $    12,419    $    12,538
                                                                                  ===========    ===========    ===========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Marriott Residence Inn II Limited Partnership and Subsidiary

                           December 31, 1999 and 1998

NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in both North Carolina and South Carolina and one in each of Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 1999, the Inns have a total of 2,487 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

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

Between November 23, 1988 and December 29, 1988, 70,000 limited partnership interests (the "Units") were sold in a public offering. The offering price per unit was $1,000. The general partner contributed $707,100 for its 1% general partnership interest. The Partnership acquired 17 of the Inns on December 28, 1988. The remaining six Inns were acquired during 1989.

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

In connection with the REIT Conversion, the following steps occurred. Host Marriott formed RIBM Two LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). Prior to December 24, 1998, the sole general partner of the Partnership was Marriott RIBM Two Corporation, a Delaware corporation ("RIBM Two"), a wholly-owned subsidiary of Host Marriott. RIBM Two merged into RIBM Two LLC on December 24, 1998 and RIBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in RIBM Two LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 98% Class B interest and 1% Class C interests in RIBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation, which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is RIBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and Class B 98% and Class C 1% non-managing economic interests owned by Rockledge.

Partnership Allocations and Distributions

Net profits for Federal income tax purposes are generally allocated to the partners in proportion to the distributions of cash available for distribution. The Partnership generally distributes cash available for distribution as follows: (i) first, 99% to the limited partners and 1% to the General Partner, until the partners have received, with respect to such year, an amount equal to 10% of their Net Capital Investment, defined as the excess of original capital contributions over cumulative distributions of net refinancing and sales proceeds ("Capital Receipts"); and (ii) second, remaining cash available for distribution will be distributed as follows, depending on the amount of Capital Receipts previously distributed:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. No adjustment was necessary for the years ended December 31, 1999 and 1998.

Income Taxes

Provision for Federal and state income taxes has not been made in the consolidated financial statements since the Partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income (loss) as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the excess of the Partnership's net assets reported in the accompanying consolidated financial statements and the tax basis of such net assets was $9,719,000 as of December 31, 1999 and $5,193,000 as of December 31, 1998.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term of the debt. The Partnership incurred $4,119,000 of financing costs in connection with the refinanced mortgage debt described in Note 5 which are being amortized using the straight-line method, which approximates the effective interest method, over the ten year term of the mortgage debt. As of December 31, 1999 and 1998, accumulated amortization of deferred financing costs totaled $1,557,000 and $1,146,000, respectively.

Restricted Cash Reserves

On March 22, 1996, the Partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                                           1999              1998
                                                                       -------------    ---------
                  Capital Expenditure Reserve..........................$       2,041    $       1,791
                  Debt Service Reserve.................................        3,482            3,482
                  Real Estate Tax and Insurance Reserve................        1,131              880
                                                                       -------------    -------------
                                                                       $       6,654    $       6,153
                                                                       =============    =============

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                            1999           1998
                                                                                        -----------     -------
     Land...............................................................................$    38,009     $    38,009
     Building and improvements..........................................................    130,081         126,011
     Furniture and equipment............................................................     47,218          55,890
                                                                                        -----------     -----------
                                                                                            215,308         219,910
     Accumulated depreciation...........................................................    (74,784)        (78,528)
                                                                                        -----------     -----------

                                                                                        $   140,524     $   141,382
                                                                                        ===========     ===========

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                   As of December 31, 1999            As of December 31, 1998
                                               ------------------------------     ------------------------------
                                                                   Estimated                          Estimated
                                                 Carrying            Fair           Carrying            Fair
                                                  Amount             Value           Amount             Value
                                               -------------    -------------     -------------    -------------
Mortgage debt..................................$     135,933    $     132,578     $     137,582    $     147,400
Incentive management fee due to
   Residence Inn by Marriott, Inc..............$      22,693    $          --     $      19,617    $         254

The estimated fair value of the mortgage debt obligation is based on expected future debt service payments discounted at estimated risk adjusted rates.
Incentive management fees payable are valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates. As discussed in Note 7, if the March 9, 2000 litigation settlement agreement is consummated, the Manager would waive $22,693,000 of deferred incentive management fees payable as of December 31, 1999. Accordingly, the estimated fair value of the incentive management fees payable at December 31, 1999 is $0.

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

Principal amortization of the Mortgage Debt at December 31, 1999 is as follows (in thousands):

           2000..................................$         1,767
           2001..................................          1,968
           2002..................................          2,152
           2003..................................          2,353
           2004..................................          2,540
           Thereafter............................        125,153
                                                 ---------------
                                                 $       135,933
                                                 ===============

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. Although the Partnership continues to own 23 Residence Inns, during the course of performing environmental studies at the properties, the lender determined that the Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. Additionally, as part of the refinancing, the Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership believes that it is remote that it will be necessary to draw on the reserve. The balance of this reserve, as of December 31, 1999, is $792,000 and is included in the capital expenditure reserve balance of $2,041,000.

Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor Rating Services. The assumption of additional debt associated with MII's acquisition of the Renaissance Hotel Group N.V resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. As a result, the Partnership subsequently transferred $834,000 into the Real Estate Tax and Insurance Escrow Reserves from the Manager's existing real estate tax and insurance reserve account. In addition, the Mortgage Debt required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period as a result of this downgrade. The Real Estate Tax and Insurance Escrow Reserves and the debt service reserve are shown as restricted cash reserves and the related real estate tax and insurance liability is included with accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Additionally, the terms of the Mortgage Debt require the Partnership to establish certain reserves including:

o $3,482,000 Debt Service Reserve - This reserve was fully funded by mid-1997 and is to equal three months of debt service.

o $2,357,000 Capital Expenditure Reserve - This reserve was fully funded on the Closing Date. The funds will be expended for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. As of December 31, 1999, the balance of this reserve is $2,041,000.

Furthermore, as a result of the MII credit rating downgrade, as described above, the Manager required additional working capital as follows:

o $900,000 Working Capital Reserve - This reserve was funded from 1996 cash from operations. As of December 31, 1999, the balance of this reserve is $1,131,000.

NOTE 6.  MANAGEMENT AGREEMENT

To facilitate the Mortgage Debt refinancing, (see Note 5), effective March 22, 1996, the original management agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns securing the Mortgage Debt and Bossier LLC entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the original management agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

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

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative Operating Profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined. Incentive management fees of $3,090,000, $3,257,000 and $3,641,000 were earned during 1999, 1998 and 1997, respectively.
Incentive management fees of $14,000, $185,000 and $1,706,000 were paid during 1999, 1998 and 1997, respectively. Accrued deferred incentive management fees were $22,693,000 and $19,617,000 as of December 31, 1999 and 1998, respectively.
If the litigation settlement agreement referred to in Note 7 is consummated, $22,693,000 of these fees will be waived by the Manager.

The Restated Management Agreements provide for a Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. Beginning in 1998, the Inns began participating in the Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the Marriott hotel system. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid a Residence Inn system fee of $2,734,000, $2,729,000 and $2,696,000, reimbursed the Manager for $1,975,000, $2,005,000 and $1,590,000 of Chain Services and contributed $1,705,000, $1,705,000 and $1,685,000 to the marketing fund, respectively. For the years ended December 31, 1999 and 1998, MRP costs totaled $249,000 and $143,000, respectively. Chain Services, contributions to the marketing fund and MRP costs are included in other operating expenses in the consolidated statement of operations.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's consolidated balance sheet. For both December 31, 1999 and 1998, $2,050,000, has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet.

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns to cover the cost of certain non-routine repairs and maintenance to the Inns which are normally capitalized and the cost of replacements and renewals to the Inns' property and improvements. During 1997, contributions to the property improvement fund were 5% of gross Inn revenues. On October 9, 1998, the Restated Management Agreements were modified to increase the contribution rate to the property improvement fund to 6% and 7% of gross Inn revenues in 1998 and 1999, respectively, to aid in the furniture, fixtures and equipment reserve short fall discussed below. Pursuant to the modification to the Restated Management Agreements, the Manager decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. Total contributions to the property improvement fund for the years ended December 31, 1999, 1998 and 1997 were $7,535,000, $4,282,000 and $3,547,000, respectively. The 1999 contribution includes a $2.5 million loan to the property improvement fund, as described below.

Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns. To address the 1998 shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues. To aid in the current shortfall estimate for 1999, a $1.6 million loan was funded from the Partnership to the property improvement fund in first quarter 2000.

NOTE 7.  LITIGATION

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et. al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("MII"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership), and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $228.38 per Unit ($15,986,600 in the aggregate, if the holders of all Units participate) in exchange for dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. In addition to this cash payment, the Manager would waive $22,693,000 of deferred incentive management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 70,000 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of RIBM Two LLC, the General Partner, who are listed below:

                                                                                                         Age at

                  Name                                    Current Position                          December 31, 1999
     -------------------------------      ------------------------------------------------       --------------------
     Robert E. Parsons, Jr.               President and Manager                                            44
     Christopher G. Townsend              Executive Vice President, Secretary and Manager                  52
     W. Edward Walter                     Treasurer                                                        44
     Earla L. Stowe                       Vice President                                                   38

Business Experience

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He is also an Executive Vice President and Chief Financial Officer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, he was made Assistant Secretary of Host Marriott. In 1986, he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He is also a Senior Vice President, Corporate Secretary and General Counsel of Host LP and serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President-Acquisitions and in 1998 was made Treasurer of Host Marriott. He is also a Senior Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager-Partnership Services. She was promoted to Manager-Partnership Services in 1991 and to
Director-Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1999, 1998 and 1997, the Partnership reimbursed Host Marriott or its subsidiaries in the amount of $105,000, $278,000 and $143,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, Prescott Associates, LLC, an unrelated third party, owned 6.5% of the total number of limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any Units as of December 31, 1999.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

To facilitate the refinancing, effective March 22, 1996, the original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for 22 of the Inns which the Partnership directly owns and Bossier LLC entered into a management agreement for the Bossier City Residence Inn, (collectively, the "Restated Management Agreements").

Term

During 1995, the Manager operated the Inns pursuant to a long-term management agreement (the "Original Management Agreement") with an initial term expiring on December 28, 2007. The Manager had the option to extend the Original Management Agreement on one or more of the Inns for up to five 10-year terms. To facilitate the refinancing, effective March 22, 1996, the Original Management Agreement was restated into two separate management agreements. The Partnership entered into a management agreement with the Manager for the 22 Inns the Mortgage Debt is secured by, and Bossier LLC also entered into a management agreement with the Manager for the Bossier City Residence Inn (collectively, the "Restated Management Agreements"). The terms of the Restated Management Agreements do not differ from the Original Management Agreement with the exception of the term. Pursuant to the Restated Management Agreements, the initial term expires December 31, 2012, with the Manager having the option to extend the agreement on one or more of the Inns for up to four 10-year terms.

Management Fees

The Restated Management Agreements provide for annual payments of (i) the base management fee equal to 2% of gross revenues from the Inns, (ii) the Residence Inn system fee equal to 4% of gross suite revenues from the Inns, and (iii) the incentive management fee equal to 15% of operating profit, as defined (23.5% of operating profit, as defined, in any year in which operating profit exceeds $25.3 million; however, cumulative incentive management fee can not exceed 20% of cumulative operating profit). During 1999, 1998 and 1997, respectively, the Partnership paid a system fee of $2,734,000, $2,729,000 and $2,696,000. See "Deferral Provisions" for a discussion of the payment of base and incentive management fees.

Deferral Provisions

Through 1991, payment of the base management fee was subordinate to qualifying debt service payments, a provision for Partnership administrative expenses and retention by the Partnership of annual cash flow from operations of $7,071,000. Deferred base management fees are payable in the future from operating cash flow, as defined. Beginning in 1992 and thereafter, base management fees are paid currently. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid current base management fees of $1,439,000, $1,433,000 and $1,419,000, respectively.

The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Incentive management fees earned after 1991 will be payable in the future from operating cash flow, as defined. Incentive management fees of $3,090,000, $3,257,000 and $3,641,000 were earned during 1999, 1998 and 1997, respectively. Incentive management fees of $14,000, $185,000 and $1,706,000 were paid during 1999, 1998 and 1997, respectively.
Deferred incentive management fees were $22,693,000 and $19,617,000 as of December 31, 1999 and 1998, respectively. If the litigation settlement agreement referred to in Item 3, "Legal Proceedings," is consummated, $22,693,000 of these fees will be waived by the Manager.

Chain Services, Marketing Fund and Marriott Rewards Program

The Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. Such reimbursements were limited through 1991 to 2% of gross revenues from Inn operations. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operation of a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. For the years ended December 31, 1999, 1998 and 1997, the Partnership reimbursed the Manager for $1,975,000, $2,005,000 and $1,590,000 of Chain Services and contributed $1,705,000, $1,705,000 and $1,685,000 to the marketing fund, respectively. In addition, the Inns participate in MII's Marriott's Rewards Program ("MRP"). Residence Inn began participating in the MRP in 1998. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. MRP costs charged to the Partnership under the Restated Management Agreements were $249,000 and $143,000 in 1999 and 1998, respectively. Chain Services, contributions to the marketing fund and MRP costs are included in selling, administrative and other expenses detailed in the consolidated statement of operations (see Item 8).

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Restated Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1999 and 1998, $2,050,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet (see Item 8).

Property Improvement Funds

The Restated Management Agreements provide for the establishment of a property improvement fund for the Inns to cover the cost of certain non-routine repairs and maintenance to the Inns which are normally capitalized and the cost of replacements and renewals to the Inns' property and improvements. During 1997, contributions to the property improvement fund were 5% of gross Inn revenues. On October 9, 1998, the Restated Management Agreements were modified to increase the contribution rate to the property improvement fund to 6% and 7% of gross Inn revenues in 1998 and 1999, respectively, to aid in the furniture, fixtures and equipment reserve short fall discussed below. Pursuant to the modification to the Restated Management Agreements, the Manager decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. Total contributions to the property improvement fund for the years ended December 31, 1999, 1998 and 1997 were $7,535,000, $4,282,000 and $3,547,000, respectively. The 1999 contribution includes a $2.5 million loan to the property improvement fund as described below.

Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns. To address the 1998 shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues. To aid in the current shortfall estimate for 1999, a $1.6 million loan was funded from the Partnership to the property improvement fund in first quarter 2000.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under the Restated Management Agreements for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                               1999           1998           1997
                                                                           -----------    -----------     -----------
Residence Inn system fee...................................................$     2,734    $     2,729     $     2,696
Chain services.............................................................      1,975          2,005           1,590
Marketing fund contribution................................................      1,705          1,705           1,685
Base management fee........................................................      1,439          1,433           1,419
MRP costs..................................................................        249            143              --
Incentive management fee...................................................         14            185           1,706
                                                                           -----------    -----------     -----------

                                                                           $     8,116    $     8,200     $     9,096
                                                                           ===========    ===========     ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                               1999           1998           1997
                                                                           -----------    -----------     -----------
Administrative expenses reimbursed.........................................$       105    $       278     $       143
Cash distributions.........................................................         --             36              35
                                                                           -----------    -----------     -----------

                                                                           $       105    $       314     $       178
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

                      Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                  (3) Exhibits

             Exhibit Number                                        Description                                       Page

        -------------------------     -----------------------------------------------------------------------    -------------

                 * 3.1                Amended and  Restated  Agreement  of Limited  Partnership  of Marriott         N/A
                                      Residence Inn II Limited Partnership dated November 23, 1988.

                  *3.2                First   Amendment  to  Amended  and  Restated   Agreement  of  Limited         N/A
                                      Partnership dated April 1, 1989.

                  *3.3                First   Amendment  to  Amended  and  Restated   Agreement  of  Limited         N/A
                                      Partnership  of Marriott  Residence Inn II Limited  Partnership  dated
                                      December 28, 1998.

                 *10.1                Amended and Restated  Management  Agreement  by and between  Residence         N/A
                                      Inn  by  Marriott,   Inc.  and  Marriott   Residence  Inn  II  Limited
                                      Partnership dated as of March 22, 1996.

                 *10.2                Loan  Agreement  by and  between  Marriott
                                      Residence Inn II Limited N/A Partnership and the Sanwa Bank Limited dated December
                                      27, 1988.

                 *10.3                Loan Agreement between Marriott  Residence Inn II Limited  Partnership         N/A
                                      and Nomura Asset Capital Corporation dated as of March 22, 1996.

         ---------------------

         * Incorporated by reference to the Partnership's previously filed documents.

                  (b)    Reports on Form 8-K:

                         A Form 8-K was filed with the SEC on December 10, 1999. This filing, Item 5-Other Events, discloses that on December 8, 1999, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 10, 1999. The letter disclosed the quarterly activities of the Partnership. A copy of the letter was included as an
                         Item 7-Exhibit in this Form 8-K filing.

                                  SCHEDULE III

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999

                                 (in thousands)

                                                Initial Costs                               Gross Amount at December 31, 1999
                                          ------------------------                  -------------------------------------------
                                                                       Subsequent
                                            Land and   Building and        Costs      Land and  Buildings and           Accumulated
     Description               Debt       Improvements Improvements    Capitalized  Improvements Improvements   Total  Depreciation
--------------------         ---------    ------------ ------------    -----------  ------------ ------------ --------- -----------

Las Vegas, NV                $  16,241    $     4,967  $     8,284     $   1,103    $     3,310  $    11,044  $  14,354  $    3,083
Irvine, CA                       7,048           3,503       5,843           221          2,334        7,233      9,567       1,924
Arcadia, CA                      8,897           3,426       5,714         1,294          2,283        8,151      9,435       1,998
Greensboro, NC                   8,268           2,937       4,926           713          1,965        6,611      8,576       1,883
Birmingham, AL                   7,154           2,886       4,840           751          1,924        6,553      8,477       2,003
Memphis East, TN                 3,611           2,629       4,409         1,528          1,753        6,813      8,566       2,087
Other properties,
   each less than 5% of total   84,714         36,476       60,628        11,012         24,440       83,676    109,115      25,350
                             ---------    -----------  -----------     ---------    -----------  -----------  ---------  ----------

                             $ 135,933    $    56,824  $    94,644     $  16,622    $    38,009  $   130,081  $ 168,090  $   38,328
                             =========    ===========  ===========     =========    ===========  ===========  =========  ==========


                              Date of
                           Completion of     Date      Depreciation
                           Construction    Acquired        Life
                           -----------   ------------ --------------

Las Vegas, NV                   1989          1989        40 years
Irvine, CA                      1989          1989        40 years
Arcadia, CA                     1989          1989        40 years
Greensboro, NC                  1987          1988        40 years
Birmingham, AL                  1986          1988        40 years
Memphis East, TN                1986          1988        40 years
Other properties,
   each less than 5% of total 1983-1989     1988-1989     40 years


Notes:
-----
                                                         1997           1998            1999
                                                     -----------     -----------    -----------

(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................$   159,416     $   162,480    $   164,009
     Capital Expenditures............................      3,064           1,529          4,092
     Dispositions....................................         --              --            (11)
                                                     -----------     -----------    -----------
     Balance at end of year..........................$   162,480     $   164,009    $   168,090
                                                     ===========     ===========    ===========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................$    25,540     $    29,593    $    33,834
     Depreciation....................................      4,053           4,241          4,494
                                                     -----------     -----------    -----------
     Balance at end of year..........................$    29,593     $    33,834    $    38,328
                                                     ===========     ===========    ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $161.7 million at December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th of March, 2000.

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

Signature                                                     Title

                                                              (RIBM TWO LLC)

/s/ Robert S. Parsons, Jr.                                    President and Manager
--------------------------------------------
Robert S. Parsons, Jr.


/s/ Christopher G. Townsend                                   Executive Vice President, Secretary and Manager
--------------------------------------------
Christopher G. Townsend

/s/W. Edward Walter                                           Treasurer
--------------------------------------------
W. Edward Walter

/s/ Earla L. Stowe                                            Vice President
--------------------------------------------
Earla L. Stowe