Form 10-Q
period 2000-03-24
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2000-05-08
CIK 841283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 24, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                  ---------------------------------------------
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

                                                                                                           PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations

              Twelve Weeks Ended March 24, 2000 and March 26, 1999 (Unaudited)..............................1

           Condensed Consolidated Balance Sheet

              March 24, 2000 (Unaudited) and December 31, 1999..............................................2

           Condensed Consolidated Statement of Cash Flows

              Twelve Weeks Ended March 24, 2000 and March 26, 1999 (Unaudited)..............................3

           Note to Condensed Consolidated Financial Statements (Unaudited)..................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................8

Item 6.    Exhibits and Reports on Form 8-K.................................................................9


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                (in thousands, except Unit and per Unit amounts)

                                                                                          Twelve Weeks Ended
                                                                                      March 24,         March 26,
                                                                                        2000              1999
                                                                                    -------------    ---------
REVENUES

   Inn revenues

     Suites.........................................................................$      15,703    $       15,956
     Other..........................................................................          839               845
                                                                                    -------------    --------------
       Total Inn revenues...........................................................       16,542            16,801
                                                                                    -------------    --------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites.........................................................................        3,947             3,840
     Other department costs and expenses............................................          460               462
     Selling, administrative and other..............................................        4,438             4,484
                                                                                    -------------    --------------
       Total Inn property-level costs and expenses..................................        8,845             8,786
   Depreciation.....................................................................        1,644             1,653
   Incentive management fee.........................................................          771               777
   Residence Inn system fee.........................................................          628               638
   Property taxes...................................................................          535               570
   Base management fee..............................................................          331               336
   Equipment rent and other.........................................................          215               191
                                                                                    -------------    --------------
                                                                                           12,969            12,951
                                                                                    -------------    --------------

OPERATING PROFIT....................................................................        3,573             3,850
   Interest expense.................................................................       (2,898)           (2,966)
   Interest income..................................................................          288               191
                                                                                    -------------    --------------

NET INCOME..........................................................................$         963    $        1,075
                                                                                    =============    ==============

ALLOCATION OF NET INCOME
   General Partner..................................................................$          10    $           11
   Limited Partners.................................................................          953             1,064
                                                                                    -------------    --------------
                                                                                    $         963    $        1,075
                                                                                    =============    ==============

NET INCOME PER LIMITED PARTNER UNIT
   (70,000 Units)...................................................................$          14    $           15
                                                                                    =============    ==============



            See Note to Condensed Consolidated Financial Statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                                    March 24,        December 31,
                                                                                      2000               1999
                                                                                  -------------    ----------
                                                                                   (Unaudited)
                                     ASSETS

   Property and equipment, net....................................................$     140,354    $        140,524
   Due from Residence Inn by Marriott, Inc........................................        4,855               3,424
   Deferred financing costs, net of accumulated amortization......................        2,467               2,562
   Property improvement fund......................................................        1,367                 466
   Restricted cash reserves.......................................................        6,626               6,654
   Cash and cash equivalents......................................................       17,641              19,039
                                                                                  -------------    ----------------

                                                                                  $     173,310    $        172,669
                                                                                  =============    ================


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Mortgage debt..................................................................$     135,490    $        135,933
   Incentive management fee due to Residence Inn by Marriott, Inc.................       23,392              22,693
   Accounts payable and accrued expenses..........................................        1,669               2,247
                                                                                  -------------    ----------------

         Total Liabilities........................................................      160,551             160,873
                                                                                  -------------    ----------------

PARTNERS' CAPITAL
   General Partner................................................................          206                 196
   Limited Partners...............................................................       12,553              11,600
                                                                                  -------------    ----------------

         Total Partners' Capital..................................................       12,759              11,796
                                                                                  -------------    ----------------

                                                                                  $     173,310    $        172,669
                                                                                  =============    ================












            See Note to Condensed Consolidated Financial Statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                                          Twelve Weeks Ended
                                                                                      March 24,         March 26,
                                                                                        2000              1999
                                                                                    -------------    ---------
OPERATING ACTIVITIES
   Net income.......................................................................$         963    $        1,075
   Noncash items....................................................................        2,440             2,447
   Change in operating accounts.....................................................       (1,731)           (1,822)
                                                                                    -------------    --------------

         Cash provided by operating activities......................................        1,672             1,700
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.........................................       (1,476)           (2,532)
   Change in property improvement fund..............................................         (901)           (1,063)
   Change in restricted cash reserves...............................................         (250)             (295)
                                                                                    -------------    --------------

         Cash used in investing activities..........................................       (2,627)           (3,890)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Repayment of mortgage debt.......................................................         (443)             (440)
                                                                                    -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................       (1,398)           (2,630)

CASH AND CASH EQUIVALENTS at beginning of period....................................       19,039            14,553
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS at end of period..........................................$      17,641    $       11,923
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest..................................................$       3,038    $        3,042
                                                                                    =============    ==============














            See Note to Condensed Consolidated Financial Statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.     Summary of Significant Accounting Policies

       The accompanying unaudited, condensed, consolidated financial statements have been prepared by Marriott Residence Inn II Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed, consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

       In the opinion of the Partnership, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 24, 2000, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

RESULTS OF OPERATIONS

Revenues. Inn revenues decreased slightly by $259,000, or 2%, to $16.5 million for first quarter 2000 when compared to the same period in 1999 as a result of an additional day of operations in first quarter 1999. First quarter 2000 revenues represent 84 days of operations and first quarter 1999 represents 85 days of operations. REVPAR, or Inn revenue per available room, represents the combination of the combined average daily suite rate charged and the combined average daily occupancy achieved. REVPAR remained stable for the first quarter 2000 at $75 when compared to the first quarter 1999. The combined average daily rate decreased $4, or 4%, to $94 which was offset by an increase of three percentage points in the combined average daily occupancy to 80%.

Operating Costs and Expenses. Operating costs and expenses increased slightly by $18,000 to $13.0 million for the first quarter 2000 when compared to the first quarter 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 78% of revenues for the first quarter 2000 and the first quarter 1999. For the first quarter 2000, Inn property-level costs and expenses increased slightly to $8.8 million when compared to the same period in 1999.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased by $277,000 to $3.6 million, or 22% of revenues, for the first quarter 2000 when compared to the first quarter 1999.

Interest Expense. Interest expense decreased $68,000, or 2%, to $2.9 million for the first quarter 2000 when compared to the first quarter 1999 due to principal amortization on the mortgage debt.

Net Income. Net income for the first quarter 2000 decreased slightly by $112,000 to $963,000, or 6% of revenues, for the first quarter 2000 when compared to the first quarter 1999 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need to complete renovations and total suite refurbishments at a majority of the Partnership's Inns. To reduce the shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues.

Pursuant to the modification to the Restated Management Agreements, Residence Inn by Marriott, Inc. (the "Manager") decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. However, the Partnership funded an additional $1.6 million loan to the property improvement fund in first quarter 2000 to aid in the current shortfall estimate for 1999.

A portion of the renovations mentioned above is part of the routine capital expenditure cycle for maintaining Inns that are 10 to 16 years old. However, in light of the increased competition in the extended-stay market, the Manager has proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $50 million to $60 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the continuing capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for 2000 and 2001.

The General Partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The General Partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund.

Cash provided by operating activities was $1.7 million for both the first quarter 2000 and the first quarter 1999. This reflects the relatively stable operating results of first quarter 2000 when compared to the first quarter of 1999.

Cash used in investing activities for the first quarter 2000 was $2.6 million compared to $3.9 million for the first quarter 1999. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves required under the terms of the mortgage debt. Contributions to the property improvement fund were $2.4 million and $3.7 for the first quarter 2000 and the first quarter 1999, respectively, while expenditures were $1.5 million and $2.5 million for the first quarter 2000 and the first quarter 1999, respectively. The $1.3 million decrease in contributions is due to a decrease in the contribution rate from 7% of gross Inn revenues in 1999 to 5% in 2000. The contributions above also include $1.6 million and $2.5 million in loans to the property improvement fund for 2000 and 1999, respectively.

Cash used in financing activities for the first quarters 2000 and 1999 was $443,000 and $440,000, respectively. The Partnership's cash financing activities are repayments of mortgage debt. Repayment of mortgage debt was $443,000 and $440,000 during first quarter 2000 and first quarter 1999, respectively. No distributions of cash were made in the first quarter 2000 or 1999.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 24, 2000, all of the Partnership's debt has a fixed rate.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph
                                    ---------------------------------------
Joint  Tenants,  et al. v.  Marriott  International,  Inc.,  et. al., Case No.
--------------------------------------------------------------------
98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc, Host Marriott Corporation, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $228.38 per Unit, or a pro rata portion thereof, ($15,986,600 in the aggregate, if the holders of all Units participate) in cash in exchange for dismissal of the litigation and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $78 per Unit to counsel to the class action plaintiffs, the net amount that each holder that is a class member will receive is approximately $150 per Unit, or a pro rata portion thereof for fractional Units. In addition to the Defendants' cash payments, the Manager would waive $22,693,000 of deferred management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 70,000 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the settlement choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement will be contained in a court-approved notice to be sent to the Partnership's limited partners, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

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

                                 MARRIOTT RESIDENCE INN II
                                 LIMITED PARTNERSHIP

                                 By:      RIBM TWO LLC
                                          General Partner



             May 8, 2000         By:      /s/ Earla L. Stowe
                                          ------------------
                                          Earla L. Stowe
                                          Vice President