Form 10-Q
period 2000-06-16
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2000-07-27
CIK 841283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 16, 2000

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



                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
              June 16, 2000 (Unaudited) and December 31, 1999...............................................1

           Condensed Consolidated Statements of Operations
              Twelve and Twenty-four Weeks Ended June 16, 2000 and June 18, 1999 (Unaudited)................2

           Condensed Consolidated Statements of Cash Flows
              Twenty-four Weeks Ended June 16, 2000 and June 18, 1999 (Unaudited)...........................3

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................7


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings................................................................................8

Item 6.    Exhibits and Reports on Form 8-K.................................................................9


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                             June 16,         December 31,
                                                                                               2000               1999
                                                                                          --------------    ---------------
                                                                                            (Unaudited)
                                     ASSETS

   Property and equipment, net............................................................$      139,740    $       140,524
   Due from Residence Inn by Marriott, Inc................................................         3,909              3,424
   Deferred financing costs, net of accumulated amortization..............................         2,372              2,562
   Property improvement fund..............................................................         2,762                466
   Restricted cash reserves...............................................................         7,230              6,654
   Cash and cash equivalents..............................................................        19,038             19,039
                                                                                          --------------    ---------------

                                                                                          $      175,051    $       172,669
                                                                                          ==============    ===============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt..........................................................................$      135,070    $       135,933
   Incentive management fee due to Residence Inn by Marriott, Inc.........................        24,133             22,693
   Accounts payable and accrued expenses..................................................         1,961              2,247
                                                                                          --------------    ---------------

         Total Liabilities................................................................       161,164            160,873
                                                                                          --------------    ---------------

PARTNERS' CAPITAL
   General Partner........................................................................           217                196
   Limited Partners.......................................................................        13,670             11,600
                                                                                          --------------    ---------------

         Total Partners' Capital..........................................................        13,887             11,796
                                                                                          --------------    ---------------

                                                                                          $      175,051    $       172,669
                                                                                          ==============    ===============







            See Note to Condensed Consolidated Financial Statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands, except Unit and per Unit amounts)



                                                              Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 16,          June 18,           June 16,          June 18,
                                                            2000              1999               2000              1999
                                                       --------------    -------------       -------------    -------------
REVENUES
   Inn revenues
     Suites............................................$       16,810    $      16,517       $      32,513    $      32,473
     Other.............................................           797              868               1,636            1,713
                                                       --------------    -------------       -------------    -------------
       Total Inn revenues..............................        17,607           17,385              34,149           34,186
                                                       --------------    -------------       -------------    -------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites............................................         4,195            3,971               8,142            7,811
     Other department costs and expenses...............           525              479                 985              941
     Selling, administrative and other.................         4,820            4,619               9,258            9,103
                                                       --------------    -------------       -------------    -------------
       Total Inn property-level costs and expenses.....         9,540            9,069              18,385           17,855
   Depreciation........................................         1,664            1,663               3,308            3,316
   Incentive management fee............................           669              798               1,440            1,575
   Residence Inn system fee............................           672              661               1,300            1,299
   Property taxes......................................           540              541               1,075            1,111
   Equipment rent and other............................           568              399                 783              590
   Base management fee.................................           352              348                 683              684
                                                       --------------    -------------       -------------    -------------
       Total operating costs and expenses..............        14,005           13,479              26,974           26,430
                                                       --------------    -------------       -------------    -------------

OPERATING PROFIT.......................................         3,602            3,906               7,175            7,756
   Interest expense....................................        (2,889)          (2,923)             (5,787)          (5,889)
   Interest income.....................................           415              217                 703              408
                                                       --------------    -------------       -------------    -------------

NET INCOME.............................................$        1,128    $       1,200       $       2,091    $       2,275
                                                       ==============    =============       =============    =============

ALLOCATION OF NET INCOME
   General Partner.....................................$           11    $          12       $          21    $          23
   Limited Partners....................................         1,117            1,188               2,070            2,252
                                                       --------------    -------------       -------------    -------------

                                                       $        1,128    $       1,200       $       2,091    $       2,275
                                                       ==============    =============       =============    =============

NET INCOME PER LIMITED
   PARTNER UNIT (70,000 Units).........................$           16    $          17       $          30    $          32
                                                       ==============    =============       =============    =============




            See Note to Condensed Consolidated Financial Statements.

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Twenty-Four Weeks Ended
                                                                                            June 16,            June 18,
                                                                                              2000                1999
                                                                                        ----------------    ---------------
OPERATING ACTIVITIES
     Net income.........................................................................$          2,091    $         2,275
     Noncash items......................................................................           4,973              4,807
     Changes in operating accounts......................................................          (1,097)            (1,010)
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................           5,967              6,072
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net...........................................          (2,559)            (2,996)
     Change in property improvement fund................................................          (2,296)            (1,726)
     Change in restricted cash reserves.................................................            (250)              (250)
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................          (5,105)            (4,972)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
     Repayment of mortgage debt.........................................................            (863)              (823)
                                                                                        ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................              (1)               277

CASH AND CASH EQUIVALENTS at beginning of period........................................          19,039             14,553
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         19,038    $        14,830
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest....................................................$          6,099    $         6,140
                                                                                        ================    ===============













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

     In the opinion of the Partnership, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 16, 2000 and December 31, 1999, the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999, and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

     For financial reporting purposes, net income of the Partnership is allocated 99% to the limited partners and 1% to RIBM Two LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for Federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets, and differences in the timing of the recognition of incentive management fee expense.

     Certain reclassifications were made to the prior year unaudited, condensed, consolidated financial statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of federal securities regulations. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Future transactions, results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed with the Securities and Exchange Commission contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (iii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structure;
(iv) changes in travel patterns, taxes and government regulations; (v) governmental approvals, actions and initiatives; and (vi) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Inn revenues increased $222,000, or 1%, to $17.6 million and remained stable at $34.1 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999 due to changes in REVPAR. REVPAR, or revenue per available room, represents the combination of the average daily suite rate charged and the average daily occupancy achieved. For the second quarter of 2000, REVPAR increased 3% to $81 due to a $3, or 4%, increase in the combined average suite rate to $95 partially offset by a one percentage point decrease in the combined average occupancy to 85%. Through the second quarter of 2000, REVPAR increased 1% to $78 due to an increase in the combined average suite rate of $3, or 3%, to $95 partially offset by a decrease in the combined average occupancy by two percentage points to 82%.

Operating Costs and Expenses. Operating costs and expenses increased by $526,000 and $544,000 to $14.0 million and $27.0 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 80% and 78% for the second quarters of 2000 and 1999, respectively, and 79% and 77% of revenues through the second quarter of 2000 and 1999, respectively. The increase in operating costs and expenses was primarily due to an increase in property-level costs and expenses at the Inns and equipment rent and other expenses as discussed below.

Inn property-level costs and expenses increased $471,000 and $530,000 for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999 due to an increase in hourly wage and benefit expense. The increase in hourly wage and benefit expense was due to the Inns' endeavor to maintain competitive wage scales. As a percentage of Inn revenues, Inn property-level costs and expenses represented 54% of revenues for both the second quarter of 2000 and through the second quarter of 2000 as compared to 52% of revenues for both the second quarter of 1999 and through the second quarter of 1999.

Equipment rent and other expenses increased $169,000 and $193,000 to $568,000 and $783,000 for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999 due to marginal increases in each of its components: equipment rent, permits and licenses, fire insurance, general administrative expense and gain or loss on sale of equipment.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $304,000, or 8%, to $3.6 million, or 20% of revenues, for the second quarter of 2000 from $3.9 million, or 22% of revenues, for the second quarter of 1999. Through the second quarter of 2000, operating profit decreased $581,000, or 7%, to $7.2 million, or 21% of revenues, from $7.8 million, or 23% of revenues, through the second quarter of 1999.

Interest Expense. Interest expense decreased $34,000, or 1%, and $102,000, or 2%, to $2.9 million and $5.8 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $72,000, or 6%, to $1.1 million, or 6% of revenues for the second quarter of 2000 compared to net income of $1.2 million, or 7% of revenues, for the second quarter of 1999. Through the second quarter of 2000, net income decreased $184,000, or 8%, to $2.1 million, or 6% of revenues, compared to net income of $2.3 million, or 7% of revenues, for the same period in 1999.

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

Pursuant to the modification to the Restated Management Agreements, Residence Inn by Marriott, Inc. (the "Manager") decreased the contribution rate to 5% of gross Inn revenues commencing January 1, 2000. However, the Partnership funded an additional $1.6 million loan to the property improvement fund in first quarter 2000 to aid in the current shortfall estimate for 1999. In second quarter 2000, the contribution rate was increased by the Manager to 7% and was applied retroactively to first quarter operating results.

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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments and fund the property improvement fund.

Cash provided by operating activities was $6.0 million through the second quarter of 2000 compared to $6.1 million for the same period in 1999. The $100,000 decrease was due to a decrease in operating profit as discussed above.

Cash used in investing activities through the second quarter of 2000 and 1999 was $5.1 million and $5.0 million, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves required under the terms of the mortgage debt. Contributions to the property improvement fund were $4.0 million and $4.9 million through the second quarter of 2000 and 1999, respectively, while expenditures were $1.7 million and $3.1 million through the second quarter of 2000 and 1999, respectively. The $900,000 decrease in contributions is primarily the difference between the $1.6 million loan to the property improvement fund made in 2000 and the $2.5 million loan made in 1999 since revenues remained relatively stable through the second quarter of 2000 and 1999.

Cash used in financing activities through the second quarter of 2000 and 1999 were $863,000 and $823,000, respectively. The Partnership's cash financing activities are repayments of mortgage debt. Repayment of mortgage debt was $863,000 and $823,000 through the second quarter of 2000 and 1999, respectively. No distributions of cash were made through the second quarter of 2000 or 1999.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 16, 2000, the Partnership's mortgage debt has a fixed interest rate. As of June 16, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $135.1 million and $135.9 million, respectively.

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement is subject to numerous conditions, including participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $228.38 per Unit, or a pro rata portion thereof, ($15,986,600 in the aggregate, if the holders of all Units participate) in cash in exchange for dismissal of the litigation and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $78 per Unit to counsel to the class action plaintiffs, the net amount that each holder that is a class member will receive is approximately $150 per Unit, or a pro rata portion thereof for fractional Units. In addition to the Defendants' cash payments, the Manager would waive $22,693,000 of deferred management fees. Limited partners who opt out of the settlement would receive no payment but would retain their individual claims against the Defendants. The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 70,000 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the settlement choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Inns under long-term agreements. The details of the settlement are contained in a court-approved notice which was mailed to the Partnership's limited partners during the week of June 19th, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits:  None

                  b.  Reports on Form 8-K:

                      A Form 8-K was filed with the Securities and Exchange Commission on April 28, 2000. This filing, Item 5--Other Events, discloses that on April 28, 2000, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The letter disclosed the annual activities of the Partnership. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MARRIOTT RESIDENCE INN II
                                    LIMITED PARTNERSHIP

                                    By:    RIBM TWO LLC
                                    General Partner




   July 27, 2000                    By: /s/ Matt Whelan
                                    --------------------------------------------
                                    Matt Whelan
                                    Vice President