Form 10-Q
period 2000-09-08
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2000-10-23
CIK 841283

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 8, 2000          Commission File No.  033-24935



                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD  20817-1109
                                 (301) 380-9000



           Delaware                                  52-1605434
--------------------------------    --------------------------------------------
     (State of Organization)           (I.R.S. Employer Identification Number)



          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No ____.
                           ---
================================================================================

================================================================================
                 Marriott Residence Inn II Limited Partnership
================================================================================

                               TABLE OF CONTENTS
                               -----------------


                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION (Unaudited)

      Condensed Consolidated Balance Sheets
       September 8, 2000 and December 31, 1999.................................................   1

      Condensed Consolidated Statements of Operations
       Twelve and Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999..............   2

      Condensed Consolidated Statements of Cash Flows
       Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999.........................   3

      Notes to Condensed Consolidated Financial Statements.....................................   4

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations.....................................................   7

      Quantitative and Qualitative Disclosures about Market Risk...............................  10


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................  10

                 Marriott Residence Inn II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                   September 8,    December 31,
                                                                       2000           1999
                                                                   -----------     -----------
                                                                     (Unaudited)
                                     ASSETS

 Property and equipment, net.......................................  $ 138,774       $ 140,524
 Due from Residence Inn by Marriott, Inc...........................      3,863           3,424
 Deferred financing costs, net of accumulated amortization.........      2,276           2,562
 Property improvement fund.........................................      3,212             466
 Restricted cash reserves..........................................      6,746           6,654
 Cash and cash equivalents.........................................     22,100          19,039
                                                                     ---------       ---------

                                                                     $ 176,971       $ 172,669
                                                                     =========       =========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Mortgage debt.....................................................  $ 134,773       $ 135,933
 Incentive management fee due to Residence Inn by Marriott, Inc....     24,836          22,693
 Accounts payable and accrued expenses.............................      2,252           2,247
                                                                     ---------       ---------

     Total Liabilities.............................................    161,861         160,873
                                                                     ---------       ---------

PARTNERS' CAPITAL
 General Partner...................................................        229             196
 Limited Partners..................................................     14,881          11,600
                                                                     ---------       ---------

     Total Partners' Capital.......................................     15,110          11,796
                                                                     ---------       ---------

                                                                     $ 176,971       $ 172,669
                                                                     =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Operations
            (Unaudited, in thousands, except Unit per Unit amounts)

                                                            Twelve Weeks Ended           Thirty-Six Weeks Ended
                                                       September 8,    September 10,   September 8,   September 10,
                                                           2000            1999            2000           1999
                                                     ---------------   ------------    ------------   ------------
REVENUES
 Inn revenues
  Suites........................................     $        16,698   $      15,957   $     49,211   $      48,430
  Other.........................................                 764             831          2,400           2,544
                                                     ---------------   -------------   ------------   -------------
   Total Inn revenues...........................              17,462          16,788         51,611          50,974
                                                     ---------------   -------------   ------------   -------------

OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites........................................               4,288           4,081         12,430          11,892
  Other department costs and expenses...........                 578             483          1,563           1,424
  Selling, administrative and other.............               4,945           4,532         14,203          13,635
                                                     ---------------   -------------   ------------   -------------
   Total Inn property-level costs and expenses..               9,811           9,096         28,196          26,951
 Depreciation...................................               1,598           1,623          4,906           4,939
 Incentive management fee.......................                 703             790          2,143           2,365
 Residence Inn system fee.......................                 669             638          1,969           1,937
 Property taxes.................................                 506             498          1,581           1,609
 Equipment rent and other.......................                 195             231            978             821
 Base management fee............................                 349             335          1,032           1,019
                                                     ---------------   -------------   ------------   -------------
   Total operating costs and expenses...........              13,831          13,211         40,805          39,641
                                                     ---------------   -------------   ------------   -------------

OPERATING PROFIT................................               3,631           3,577         10,806          11,333
 Interest expense...............................              (2,881)         (2,916)        (8,668)         (8,805)
 Interest income................................                 473             328          1,176             736
                                                     ---------------   -------------   ------------   -------------

NET INCOME......................................     $         1,223   $         989   $      3,314   $       3,264
                                                     ===============   =============   ============   =============

ALLOCATION OF NET INCOME
 General Partner................................     $            12   $          10   $         33   $          33
 Limited Partners...............................               1,211             979          3,281           3,231
                                                     ---------------   -------------   ------------   -------------

                                                     $         1,223   $         989   $      3,314   $       3,264
                                                     ===============   =============   ============   =============

NET INCOME PER LIMITED
 PARTNER UNIT (70,000 Units)....................     $            17   $          14   $         47   $          46
                                                     ===============   =============   ============   =============


           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                               Thirty-Six Weeks Ended
                                                            September 8,   September 10,
                                                                2000            1999
                                                            -----------    ------------
OPERATING ACTIVITIES
 Net income..............................................   $     3,314    $      3,264
 Depreciation............................................         4,906           4,939
 Amortization of deferred financing costs................           286             285
 Amortization of deferred incentive management fees......         2,143           2,256
 Loss on sale of fixed assets............................            64              --
 Changes in operating accounts...........................          (277)         (1,323)
                                                            -----------    ------------

     Cash provided by operating activities...............        10,437           9,421
                                                            -----------    ------------

INVESTING ACTIVITIES
 Additions to property and equipment, net................        (3,220)         (4,019)
 Change in property improvement fund.....................        (2,746)         (2,414)
 Change in restricted cash reserves......................          (250)           (250)
                                                            -----------    ------------

     Cash used in investing activities...................        (6,216)         (6,683)
                                                            -----------    ------------

FINANCING ACTIVITIES
 Repayment of mortgage debt..............................        (1,160)         (1,094)
                                                            -----------    ------------

     Cash used in financing activities...................        (1,160)         (1,094)
                                                            -----------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS....................         3,061           1,644

CASH AND CASH EQUIVALENTS at beginning of period.........        19,039          14,553
                                                            -----------    ------------

CASH AND CASH EQUIVALENTS at end of period...............   $    22,100    $     16,197
                                                            ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage interest.........................   $     8,124    $      8,190
                                                            ===========    ============


           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Organization

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

2.  Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 8, 2000, the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999, and cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year unaudited condensed consolidated financial statements to conform to the current presentation.

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 8, 2000 and September 10, 1999 (in thousands):

Marriott International, Inc.:
                                                     2000         1999
                                                   --------     --------
 Residence Inn system fee.......................   $  1,969     $  1,937
 Chain services and Marriott Rewards Program....      1,457        1,276
 Marketing fund contribution....................      1,230        1,207
 Base management fee............................      1,032        1,019
 Incentive management fee.......................         --          109
                                                   --------     --------
                                                   $  5,688     $  5,548
                                                   ========     ========

General Partner:
 Administrative expenses reimbursed.............   $    160     $     78
                                                   ========     ========

                 Marriott Residence Inn II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited

4.  Contingencies

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Marriott Corporation ("Host Marriott") or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. Host REIT, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

1.) Courtyard by Marriott Limited Partnership ("CBM I");

2.) Courtyard by Marriott II Limited Partnership ("CBM II");

3.) Marriott Residence Inn Limited Partnership ("Res I");

4.) Marriott Residence Inn II Limited Partnership ("Res II");

5.) Fairfield Inn by Marriott Limited Partnership ("Fairfield");

6.) Desert Springs Marriott Limited Partnership ("Desert Springs"); and

7.) Atlanta Marriott Marquis Limited Partnership ("AMMLP").

Host Marriott has settled the claims of the AMMLP unitholders as part of a settlement of a separate class action suit, pursuant to which settlement Host Marriott paid $4.25 million in return for a release of all claims. This settlement, which has been finalized, is not contingent on any portion of the Partnership Litigation Settlement, discussed more fully below. In addition, we consummated settlements with the unitholders of Res I, Res II, Fairfield and Desert Springs, under the umbrella of the Partnership Litigation Settlement.

Pursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II are currently subject to the tender offers which have been approved by the necessary percentages of the partnerships' limited partners and the court in their respective fairness hearings and are discussed in public filings by these partnerships. The settlements also remain subject to receiving third party consents which have not been obtained as of this filing. The completion of these tender offers will release Host Marriott and the other defendants from all claims by CBM I and CBM II unitholders who have not opted out of these settlements. The holders of fewer than three units have elected such treatment.

Partnership Litigation Settlement. On March 9, 2000, Host Marriott and Marriott International entered into a settlement agreement that will resolve the Texas Multi-Partnership, the CBM II and the CBM I litigation. Under this settlement, Host Marriott and Marriott International have settled with the Res I, Res II, Fairfield and Desert Springs Plaintiffs for an aggregate payment of approximately $62 million (of which Host Marriott and our subsidiaries have paid approximately $31 million) in return for a general release of all claims. The Res I, Res II, Fairfield and Desert Springs settlements were severed from the CBM I and CBM II settlements by a court order dated September 25, 2000. This settlement is subject to a thirty day appeal period beginning September 28, 2000, during which time any class members can appeal the settlement.

As a result of the proposed settlement of the above discussed litigation, each limited partner who did not opt out of the settlement will receive per limited partner unit approximately $229. As of October 20, 2000, no partner has opted out of the settlement. The amount will be further adjusted for plaintiffs

                 Marriott Residence Inn II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited

counsel's legal fees and expenses, which will result in each limited partner unit receiving a net distribution of approximately $151. In addition to the cash payments, the Manager waived $22,693,000 of deferred management fees. Except for the waiver of the deferred management fees, the settlement does not disturb the terms of the long-term management agreements.
The details of the settlement are contained in a court-approved notice which was mailed to the Partnership's limited partners during the week of June 19th, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice sent to the Partnership's limited partners.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Revenues. Inn revenues increased $674,000, or 4%, to $17.5 million and increased $637,000, or 1%, to $51.6 million for the third quarter of 2000 and through the third quarter of 2000, respectively, when compared to the same periods in 1999 due to changes in REVPAR. REVPAR, or revenue per available room, represents the combination of the average daily suite rate charged and the average daily occupancy achieved. For the third quarter of 2000, REVPAR increased 5% to $80 due to a $3, or 3%, increase in the combined average suite rate to $94 and a 1 percentage point increase in the combined average occupancy to 85%. Through the third quarter of 2000, REVPAR increased 2% to $79 due to an increase in the combined average suite rate of $3, or 3%, to $94 partially offset by a decrease in the combined average occupancy by 1 percentage point to 83%.

Operating Costs and Expenses. Operating costs and expenses increased by $620,000 and $1.2 million to $13.8 million and $40.8 million for the third quarter of 2000 and through the third quarter of 2000, respectively, when compared to the same periods in 1999. As a percentage of Inn revenues, Inn operating costs and expenses were 79% for both the third quarters of 2000 and 1999, and 79% and 78% of revenues through the third quarter of 2000 and 1999, respectively. The increase in operating costs and expenses was primarily due to an increase in property-level costs and expenses at the Inns as discussed below.

Inn property-level costs and expenses increased $715,000 and $1.2 million for the third quarter of 2000 and 2000 year-to-date, respectively, when compared to the same periods in 1999 primarily due to an increase in hourly wage and benefit expense in order to maintain competitive wage scales. As a percentage of Inn revenues, Inn property-level costs and expenses represented 56% and 54% for the third quarters of 2000 and 1999, respectively, and 55% and 53% of revenues through the third quarter of 2000 and 1999, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit remained flat at $3.6 million, or 21% of revenues, for the third quarters of 2000 and 1999. Through the third quarter of 2000, operating profit decreased $527,000, or 5%, to $10.8 million, or 21% of revenues, from $11.3 million, or 22% of revenues, through the third quarter of 1999.

Interest Expense. Interest expense decreased $35,000, or 1%, and $137,000, or 2%, to $2.9 million and $8.7 million for the third quarter of 2000 and through the third quarter of 2000, respectively, when compared to the same periods in 1999 as a result of principal amortization of the Partnership's mortgage debt.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Net Income. As a result of the items discussed above, net income increased $234,000, or 24%, to $1.2 million, or 7% of revenues for the third quarter of 2000 compared to net income of $1.0 million, or 6% of revenues, for the third quarter of 1999. Through both the third quarters of 2000 and 1999, net income was $3.3 million, or comprised approximately 6% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was determined to be insufficient to meet current needs. The shortfall is primarily due to the need to complete renovations and total suite refurbishments at a majority of the Partnership's Inns. To reduce the 1998 shortfall, the Partnership provided a $2.5 million loan to the property improvement fund in first quarter 1999 and increased the contribution rate in 1999 to 7% of gross Inn revenues. The Partnership funded an additional $1.6 million loan to the property improvement fund in the first quarter 2000 to aid in the shortfall estimate for 1999.

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

Cash provided by operating activities was $10.4 million through the third quarter of 2000 compared to $9.4 million for the same period in 1999. The $1 million increase was primarily due to a $900,000 increase in rental income due to timing differences compared to the same period in 1999.

Cash used in investing activities through the third quarter of 2000 and 1999 was $6.2 million and $6.7 million, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves required under the terms of the mortgage debt. Contributions to the property improvement fund were $5.2 million and $6.1 million through the third quarter of 2000 and 1999, respectively, while expenditures were $3.2 million and $4.0 million through the third quarter of 2000 and 1999, respectively. The $900,000 decrease in contributions is

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


primarily the difference between the $1.6 million loan to the property improvement fund made in 2000 and the $2.5 million loan made in 1999 since revenues remained relatively stable through the third quarter of 2000 and 1999.

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Cash used in financing activities which consisted of repayments of mortgage debt through the third quarter of 2000 and 1999 were $1.2 million and $1.1 million, respectively. No distributions to partners were made through the third quarter of 2000 or 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 8, 2000, the Partnership's mortgage debt has a fixed interest rate. As of September 8, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $134.8 million and $135.9 million, respectively.

                         PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in footnote four to the condensed financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MARRIOTT RESIDENCE INN II
                              LIMITED PARTNERSHIP

                              By: RIBM TWO LLC
                                  General Partner



     October 23, 2000         By: /s/ Mathew Whelan
                                  --------------------------------------------
                                  Mathew Whelan
                                  Vice President