Form 10-K
period 2000-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2001-04-02
CIK 841283

================================================================================

                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K

             [X]   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                                       OR
             [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 033-24935

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                                52-1605434
  -------------------------------                           ----------------------------
  (State or other jurisdiction of                                 (I.R.S. Employer
   incorporation or organization)                                Identification No.)

        10400 Fernwood Road
         Bethesda, Maryland                                             20817
  -------------------------------                           ----------------------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No    .
                      ---     ---

================================================================================

                ===============================================
                 Marriott Residence Inn II Limited Partnership
                ===============================================

                               TABLE OF CONTENTS
                               -----------------


                                                                        PAGE NO.
                                                                        --------

                                     PART I

Items 1 & 2. Business and Properties......................................   1

Item 3.      Legal Proceedings............................................   4

Item 4.      Submission of Matters to a Vote of Security Holders..........   4


                                    PART II

Item 5.      Market For The Partnership's Limited Partnership Units
               and Related Security Holder Matters........................   5

Item 6.      Selected Financial Data......................................   6

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   6

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...   9

Item 8.      Financial Statements and Supplementary Data..................  10

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  23


                                    PART III

Item 10.     Directors and Executive Officers.............................  23

Item 11.     Management Remuneration and Transactions.....................  23

Item 12.     Security Ownership of Certain Beneficial Owners and
               Management.................................................  23

Item 13.     Certain Relationships and Related Transactions...............   4


                                    PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules,
               and Reports on Form 8-K....................................  25

                                     PART I


                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

 . national and local economic and business conditions that will affect, among other things, demand for products and services at our properties and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing;

 . our ability to maintain the properties in a first-class manner, including meeting capital expenditure requirements;

 . our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

 . our degree of leverage which may affect our ability to obtain financing in the future or compliance with current debt covenants;

 . changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

 . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof; and

 .  other factors discussed in other filings with the Securities and Exchange
   Commission.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

We are a Delaware limited partnership formed on November 23, 1988 to acquire, own and operate 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 2000. We commenced operations on December 28, 1988. The partnership was formed through a public offering of 70,000 limited partnership units (the "Units") in 1988. Host Marriott, L.P. ("Host LP"), through its subsidiaries, is the 1% general partner.

The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("Marriott International" or "MII"), under two long-term management agreements (the "Management Agreements"). Additionally, the Partnership, Bossier LLC, and the Manager entered into a coordination agreement to ensure that certain calculations for items such as fees, payments of operating profit and escrow contributions are made on a consolidated basis for all 23 Inns. The Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter.

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

Residence Inn by Marriott continues to be highly competitive in its segment. The Manager has attempted to maintain the brand's competitive position through focused marketing efforts and programs that demonstrate a continued guest commitment. Year 2000 has been a challenge as extended-stay hotel competitors continue to increase their presence in the market. In response, during 2000 the Manager continued to heighten its efforts to maintain its position as a leader in this hospitality category, focusing on customers that prefer a quality residential experience. The Manager is continuing to monitor the introduction and growth of new extended-stay brands including Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America and AmeriSuites. In addition, a renewed focus will be placed on strengthening each Inn's sales efforts in order to solidify the existing relationships with current clients and to establish new ones.

Lodging Properties

Our portfolio consists of 23 Residence Inn by Marriott Inns as of December 31, 2000. The Inns range in age between 12 and 18 years. The Inns are geographically diversified among 16 states.

Our properties endeavor to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Residence Inn by Marriott Inns generally have fewer guest rooms than traditional full-service hotels, in most cases containing approximately 120 guest suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

The Inns are extended-stay hotels which cater primarily to business and family travelers who stay more than five consecutive nights. The Inns typically have 88 to 144 studio, one bedroom, two bedroom and two-story penthouse suites. The Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

To maintain the overall quality of our properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing at Marriott Residence Inn properties is provided at intervals of five to seven years, based on an annual review of the condition of each property.

The following table sets forth as of March 1, 2001, the location and number of rooms for each of our properties.

                  Inn                        Number of Suites
        ---------------------------        ---------------------
        Alabama
          Birmingham                                 128
        California
          Arcadia                                    120
          Irvine                                     112
          Placentia                                  112
        Florida
          Boca Raton                                 120
          Jacksonville                               112
          Pensacola                                   64
          St. Petersburg                              88
        Illinois
          Chicago-Deerfield                          128
        Louisiana
          Shreveport-Bossier City                     72
        Massachusetts
          Boston-Danvers                              96
        Michigan
          Kalamazoo                                   83
        Missouri
          Jackson                                    120
        Nevada
          Las Vegas                                  192
        New Mexico
          Santa Fe                                   120
        North Carolina
          Charlotte North                             91
          Greensboro                                 128
        Ohio
          Akron                                      112
        Pennsylvania
          Valley Forge                                88
        South Carolina
          Columbia                                   128
          Spartanburg                                 88
        Tennessee
          Memphis                                    105
        Texas
          Lubbock                                     80
                                          -----------------------
                         TOTAL SUITES              2,487
                                          =======================


Seasonality

Demand is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Management Agreement

The Inns are operated by the Manager pursuant to a long-term management agreement. The terms of the Management Agreement provide for the establishment of a property improvement fund to provide for capital requirements and replacements of furniture, fixtures, and equipment at the Inns. The primary provisions of the Management Agreement are discussed at Item 8, Note 7 to the financial statements, "Management Agreement."

Employees

The Partnership has no employees. Host LP provides the services of certain employees, including the general partner's executive officers, to the Partnership and the general partner. The Partnership and the general partner anticipate that each of the executive officers of the general partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. To the extent that any officer, director or employee devotes time to the Partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services.

Conflicts of Interest

Because Host LP, the managing member of the general partner, Marriott International and their affiliates own and/or operate hotels other than the Partnership's Inns and Marriott International and its affiliates license others to operate hotels under the various brand names owned by Marriott International and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, Marriott International and their affiliates retain a free right to compete with the Partnership's Inns, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Inns are located, in addition to those existing hotels which may currently compete directly or indirectly with the Inns.

Litigation Settlement

In September 2000, the general partner, Marriott International, Inc., and related defendants closed on the settlement of a lawsuit filed by limited partners from seven limited partnerships, including our limited partners ("Litigation Settlement"). In accordance with the terms of the settlement, the defendants made cash payments of approximately $152 per Unit to our limited partners, in exchange for dismissal of the litigation and a complete release of all claims. In addition to these cash payments, the Manager agreed to forgive $22.7 million of deferred incentive management fees payable by the Partnership, which is reflected as an extraordinary gain in our statement of operations for the year ended December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership. See "Items 1 & 2--Business and Properties" for a discussion of the litigation settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the General Partner. As of December 31, 2000, there were 3,579 holders of record of the Partnership's 70,000 Units.

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

As of December 31, 2000, the Partnership has distributed a total of $46,101,000 to the partners ($652 per limited partner unit) since inception. There were no distributions in 2000 or 1999. $3,536,000 ($50 per limited partner unit) was distributed in 1998 from 1997 cash flow from operations. No distributions of Capital Receipts have been made since inception.

For future cash distributions, see "Capital Resources and Liquidity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data which has been derived from our audited financial statements for the five most recent fiscal years ended December 31, 2000.

                                                          2000          1999      1998      1997      1996
                                                        --------     --------  --------  --------  --------
                                                               (in thousands, except per unit amounts)
Income Statement Data:

 Revenues............................................   $ 73,088     $ 71,957  $ 71,658  $ 71,039  $ 69,644
 Operating Profit....................................      9,288       13,476    14,679    17,147    15,419
 (Loss) income before extraordinary items............     (1,476)       1,946     2,822     4,894     2,663
 Net income..........................................     21,217(1)     1,946     2,822     4,894     2,663
 Net income per limited partner unit (70,000 Units)..        300(1)        28        40        69        38

Balance Sheet Data:

 Total assets........................................   $172,072     $172,669  $168,866  $167,883  $165,510
 Total liabilities...................................    139,059(1)   160,873   159,016   157,319   156,305
 Cash distributions
  per limited partner unit (70,000 Units)............         --           --        50        50        --

-----------
(1) Fiscal year 2000 operations include an extraordinary gain of $22.7 million representing the forgiveness of deferred incentive management fees by the Manager in connection with the Litigation Settlement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Marriott Residence Inn II Limited Partnership is the owner of 23 extended-stay limited service hotels which are operated as part of the Residence Inn by Marriott system and managed by Residence Inn by Marriott, Inc.

During the period from 1998 through 2000, our revenues grew from $71.7 million to $73.1 million. Growth in revenue is primarily a function of growth in room revenues generated per available room or REVPAR. During the period from 1998 through 2000, the Inns' combined REVPAR increased approximately 2% from $75.56 to $77.05.

Our operating costs and expenses are, to a great extent, fixed. Therefore, we derive substantial operating leverage from increases in revenue. Operating leverage is offset primarily by certain variable expenses, including base and incentive management fees, which are calculated based on hotel sales.

The following table shows selected combined operating statistics for the Inns. REVPAR represents the combination of average daily suite rate charged and the average daily occupancy achieved, and is a commonly used indicator of hotel performance.

                                                Year Ended December 31,
                                               -------------------------
                                                 2000     1999     1998
                                               ------   ------   ------
          Combined average daily occupancy...    81.8%    82.5%    83.1%
          Combined average daily suite rate..  $94.19   $91.37   $90.93
          REVPAR.............................  $77.05   $75.38   $75.56

RESULTS OF OPERATIONS

2000 Compared to 1999:

Revenues. Revenues increased $1.1 million, or 2%, to $73.1 million in 2000 from $72.0 million in 1999 as a result of the growth in REVPAR of 2%. REVPAR does not include other ancillary revenues generated by the Inns. The increase in REVPAR was primarily the result of a 3% increase in the combined average daily suite rate to $94.19, offset by a 1% decrease in the combined average daily occupancy to 81.8%.

Operating Costs and Expenses. Operating costs and expenses increased to $63.8 million in 2000 from $58.5 million in 1999 primarily due to an increase in Inn property-level costs and expenses and an impairment charge of $5.2 million recorded during the fourth quarter of 2000, offset by a decrease in depreciation expense. As a percentage of Inn revenues, operating costs and expenses represented 87% of revenues for 2000 and 81% of revenues for 1999.

Inn property-level costs and expenses increased to $40.8 million in 2000 from $39.5 million in 1999. The increase is primarily due to an increase in salary and benefits as the Inns endeavor to maintain competitive wage scales.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $4.2 million, or 31%, to $9.3 million, or 13% of revenues, in 2000 from $13.5 million, or 19% of revenues in 1999.

Interest Expense. Interest expense decreased 1% to $12.6 million in 2000 from $12.7 million in 1999 due to principal amortization on the mortgage debt.

Extraordinary Gain. In connection with the Litigation Settlement, we recognized an extraordinary gain of $22.7 million on the forgiveness of deferred incentive management fees by the Manager.

Net Income. Net income increased $19.3 million to $21.2 million, or 29% of revenues, in 2000 from $1.9 million, or 3% of revenues, in 1999 primarily due to the extraordinary gain and increased Inn revenues.

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

CAPITAL RESOURCES AND LIQUIDITY

Our financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for total suite refurbishments at a majority of the Inns as part of ongoing routine capital maintenance. To address the shortfall, we made additional cash contributions of $1.6 million and $2.5 million to the property improvement fund in the first quarters of 2000 and 1999, respectively, and increased the contribution rate in 1999 to 7% of gross Inn revenues. The contribution rate will remain 7% for 2001.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $58 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. Based on the anticipated capital expenditure needs of the Inns over the next few years, it appears unlikely that cash distributions will be possible for the next several years.

The general partner believes that cash from Inn operations and Partnership reserves will be sufficient to make the required debt service payments and to fund a portion of the capital expenditures at the Inns. The general partner is reviewing the Manager's proposed Inn renovations and improvements to identify those projects that have the greatest value to the Partnership.

Principal Sources and Uses of Cash

Our principal source of cash is cash from operations. Our principal uses of cash are debt service payments, funding the property improvement fund, and distributions to the limited partners.

Cash provided by operating activities was $14.8 million, $14.4 million and $14.1 million in 2000, 1999 and 1998, respectively. The $373,000 increase in cash from operations in 2000 from 1999 was primarily due to the increase in Inn revenues. The $300,000 increase in cash from operations in 1999 from 1998 was primarily due to a decrease in the amount paid for administrative charges during 1999 as a result of the deferral of some administrative payments until 2000.

Cash used in investing activities was $8.6 million, $7.8 million and $4.4 million in 2000, 1999 and 1998, respectively. Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Capital expenditures in 2000, 1999 and 1998 include $1,763,000, $534,000 and $279,000, respectively, paid from the Partnership's operating cash account for owner funded projects.

Contributions to the property improvement fund were $6.7 million, $7.5 million and $4.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, while expenditures were $3.2 million, $7.5 million and $5.9 million, respectively, during the same time periods. The $3.2 million increase in contributions in 1999 from 1998 is due to an increase in the contribution rate to 7% in 1999 and an additional cash contribution of $2.5 million to the property improvement fund.

Cash used in financing activities was $1.8 million, $1.6 million and $5.0 million in 2000, 1999 and 1998, respectively. Financing activities consist primarily of the repayment of mortgage debt and capital distributions to partners during 1998. There were no cash distributions to the partners in 1999 or 2000. In the first quarter of 1998, we distributed $3.5 million to the partners, which was paid from 1997 cash from operations.

Our mortgage debt is comprised of a $140 million note which bears interest at a fixed rate of 8.85% and matures on March 10, 2006. The mortgage is secured by first mortgages on 22 of the 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts and other intangibles and our rights under the Management Agreements. Additionally, as part of the refinancing, we were required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn, which did not pass certain thresholds to enable the property to collateralize the debt. The balance of this reserve was $1,042,000 as of December 31, 2000. The initial $500,000 deposit was funded by the lender. We are required to repay the initial reserve as promptly as possible if we draw on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus
4.5 percentage points. If we do not need to draw on the reserve account, the lender will hold the reserve until such time as the mortgage debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, we do not expect that it will be necessary to draw on the reserve.

AMOUNTS PAID TO THE MANAGER AND GENERAL PARTNER

The following table sets forth the amount paid to MII and affiliates under the Management Agreements for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                          2000    1999    1998
                                         ------  ------  ------
 Residence Inn system fee..............  $2,789  $2,734  $2,729
 Chain services........................   1,941   1,975   2,005
 Marketing fund contribution...........   1,743   1,705   1,705
 Base management fee...................   1,462   1,439   1,433
 MRP costs.............................     277     249     143
 Incentive management fee..............      --      14     185
                                         ------  ------  ------
                                         $8,212  $8,116  $8,200
                                         ======  ======  ======


The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries, including the General Partner, for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                         2000     1999    1998
                                         -----    ------  ------
 Administrative expenses reimbursed....  $ 374     $105    $ 278
 Cash distributions....................     --       --       36
                                         -----     ----    -----
                                         $ 374     $105    $ 314
                                         =====     ====    =====

Inflation

The rate of inflation has been relatively low in the past three years. The Manager is generally able to pass through increased costs to customers through higher suite rates and prices. In 2000, the increase in average suite rates of Residence Inns exceeded inflationary costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 2000, all of the Partnership's debt has a fixed interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                                                   Page
-------                                                                                 ----
Residence Inn by Marriott II Limited Partnership Consolidated Financial
Statements:
  Report of Independent Public Accountants............................................  11

  Consolidated Balance Sheets as of December 31, 2000 and 1999........................  12

  Consolidated Statements of Operations for the Fiscal Years Ended
   December 31, 2000, 1999 and 1998...................................................  13

  Consolidated Statements of Changes in Partners' Capital for the Fiscal Years Ended
   December 31, 2000, 1999 and 1998...................................................  14

  Consolidated Statements of Cash Flows for the Fiscal Years Ended
   December 31, 2000, 1999 and 1998...................................................  15

  Notes to Consolidated Financial Statements..........................................  16

                    Report of Independent Public Accountants


TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and subsidiary, as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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



                                                             ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001

                          Consolidated Balance Sheets
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 2000 and 1999
                                 (in thousands)


                                                                     2000       1999
                                                                   -------    --------
                                     ASSETS
 Property and equipment, net.......................................  $133,126  $140,524
 Due from Residence Inn by Marriott, Inc...........................     2,040     2,650
 Deferred financing costs, net of accumulated amortization.........     2,150     2,562
 Property improvement fund.........................................     3,998       466
 Restricted cash reserves..........................................     8,467     8,588
 Cash and cash equivalents.........................................    22,291    17,879
                                                                     --------  --------
                                                                     $172,072  $172,669
                                                                     ========  ========
                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt....................................................  $134,166   $135,933
  Incentive management fee due to Residence Inn by Marriott, Inc...     2,895     22,693
  Accounts payable and accrued expenses............................     1,998      2,247
                                                                     --------   --------
       Total Liabilities...........................................   139,059    160,873
                                                                     --------   --------
  PARTNERS' CAPITAL
  General Partner
   Capital contribution............................................       707        707
   Capital distributions...........................................      (461)      (461)
   Cumulative net income (loss)....................................       162        (50)
                                                                     --------   --------
                                                                          408        196
                                                                     --------   --------
  Limited Partners
   Capital contributions...........................................    62,155     62,155
   Capital distributions...........................................   (45,640)   (45,640)
   Cumulative net income (loss)....................................    16,090     (4,915)
                                                                     --------   --------
                                                                       32,605     11,600
                                                                     --------   --------
      Total Partners' Capital......................................    33,013     11,796
                                                                     --------   --------
                                                                     $172,072   $172,669
                                                                     ========   ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     Consolidated Statements of Operations
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2000, 1999 and 1998
                    (in thousands, except per Unit amounts)

                                                                  2000       1999       1998
                                                                --------   --------   --------
REVENUES
 Inn revenues
  Suites......................................................  $ 69,721   $ 68,360   $ 68,216
  Other.......................................................     3,367      3,597      3,442
                                                                --------   --------   --------
   Total Inn revenues.........................................    73,088     71,957     71,658
                                                                --------   --------   --------
OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites......................................................    17,752     17,213     16,135
  Other department costs and expenses.........................     1,806      1,910      1,725
  Selling, administrative and other...........................    21,254     20,380     20,709
                                                                --------   --------   --------
   Total Inn property-level costs and expenses................    40,812     39,503     38,569
 Depreciation.................................................     7,163      8,120      7,650
 Incentive management fee.....................................     2,895      3,090      3,257
 Residence Inn system fee.....................................     2,789      2,734      2,729
 Property taxes...............................................     2,307      2,270      2,243
 Base management fee..........................................     1,462      1,439      1,433
 Equipment rent and other.....................................     1,202      1,325      1,098
 Loss on impairment of long-lived assets......................     5,170         --         --
                                                                --------   --------   --------
                                                                  63,800     58,481     56,979
                                                                --------   --------   --------
OPERATING PROFIT..............................................     9,288     13,476     14,679
 Interest expense.............................................   (12,562)   (12,681)   (12,823)
 Interest income..............................................     1,798      1,151        966
                                                                --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEMS.............................    (1,476)     1,946      2,822
 Extraordinary gain on the forgiveness of deferred incentive
  management fees.............................................    22,693         --         --
                                                                --------   --------   --------
NET INCOME....................................................  $ 21,217   $  1,946   $  2,822
                                                                ========   ========   ========
ALLOCATION OF NET INCOME
 General Partner..............................................  $    212   $     19   $     28
 Limited Partners.............................................    21,005      1,927      2,794
                                                                --------   --------   --------
                                                                $ 21,217   $  1,946   $  2,822
                                                                ========   ========   ========
NET INCOME PER LIMITED PARTNER UNIT
 (70,000 Units)...............................................  $    300   $     28   $     40
                                                                ========   ========   ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

            Consolidated Statements of Changes in Partners' Capital
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                              General    Limited
                              Partner   Partners    Total
                              --------  ---------  --------

Balance, December 31, 1997..     $185    $10,379   $10,564

  Capital distribution......      (36)    (3,500)   (3,536)

  Net income................       28      2,794     2,822
                                 ----    -------   -------

Balance, December 31, 1998..      177      9,673     9,850

  Net income................       19      1,927     1,946
                                 ----    -------   -------

Balance, December 31, 1999..      196     11,600    11,796

  Net income................      212     21,005    21,217
                                 ----    -------   -------

Balance, December 31, 2000..     $408    $32,605   $33,013
                                 ====    =======   =======




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     Consolidated Statements of Cash Flows
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                    2000      1999      1998
                                                                --------   -------   -------
OPERATING ACTIVITIES
 Net income...................................................  $ 21,217   $ 1,946   $ 2,822
 Extraordinary gain on the forgiveness of deferred incentive
  management fees.............................................   (22,693)       --        --
 Depreciation.................................................     7,163     8,120     7,650
 Deferred incentive management fee............................     2,895     3,076     3,072
 Amortization of deferred financing costs as interest.........       412       411       412
 Loss on dispositions of property and equipment...............        73       125        --
 Loss on impairment of long-lived assets......................     5,170        --        --
 Change in operating accounts:
  Due from Residence Inn by Marriott, Inc.....................       610       522       252
  Accounts payable and accrued expenses.......................      (249)      430       132
  Restricted Cash Reserves....................................       155      (251)     (255)
                                                                --------   -------   -------

     Cash provided by operating activities....................    14,753    14,379    14,085
                                                                --------   -------   -------

INVESTING ACTIVITIES
 Additions to property and equipment, net.....................    (5,008)   (7,387)   (5,907)
 Change in property improvement fund..........................    (3,532)     (607)    1,543
 Change in restricted cash reserves...........................      (250)     (250)     (250)
                                                                --------   -------   -------

     Cash used in investing activities........................    (8,790)   (8,244)   (4,614)
                                                                --------   -------   -------

FINANCING ACTIVITIES
 Repayment of mortgage debt...................................    (1,767)   (1,649)   (1,508)
 Capital distributions to partners............................        --        --    (3,536)
 Change in Restricted Cash Reserves...........................       216       452       193
                                                                --------   -------   -------

     Cash used in financing activities........................    (1,551)   (1,197)   (4,851)
                                                                --------   -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................     4,412     4,938     4,620

CASH AND CASH EQUIVALENTS at beginning of year................    17,879    12,941     8,321
                                                                --------   -------   -------

CASH AND CASH EQUIVALENTS at end of year......................  $ 22,291   $17,879   $12,941
                                                                ========   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for mortgage interest..............................  $ 12,159   $12,278   $12,419
                                                                ========   =======   =======



  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Marriott Residence Inn II Limited Partnership and Subsidiary


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in both North Carolina and South Carolina and one in each of Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 2000, the Inns have a total of 2,487 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

The Partnership was formed through a public offering of 70,000 limited partnership interests (the "Units") in 1998. The sole general partner, with a 1% interest, is RIBM Two LLC (the "General Partner"), a Delaware single member limited liability company, with a Class A 1% managing economic interest owned by Host LP and Class B 98% and Class C 1% non-managing economic interests owned by Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation, which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest).

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

Use of Estimates in the Preparation of Financial Statements

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

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. During 2000, the Inn located in Memphis, Tennessee experienced declining cash flows, primarily due to additional competition in its local market. As a result, the Partnership concluded that the Inn was impaired, adjusted its basis to the estimated fair market value, and recorded an impairment charge of $5,170,000 during the fourth quarter of 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Marriott Residence Inn II Limited Partnership and Subsidiary



Income Taxes

Provision for Federal and state income taxes has not been made in the consolidated financial statements since the Partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income (loss) as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the Partnership's net assets reported in the accompanying consolidated financial statements exceeds the tax basis of such net assets by $13,892,000 as of December 31, 2000. As of December 31, 1999, the Partnership's tax basis of net assets exceeded the net assets reported in the accompanying consolidated financial statements by $9,719,000.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term of the debt. As of December 31, 2000 and 1999, deferred financing costs, net of accumulated amortization, totaled $2,150,000 and $2,562,000, respectively. Amortization of deferred financing costs totaled $412,000, $411,000 and $412,000 in 2000, 1999, and 1998, respectively.

Restricted Cash Reserves

On March 22, 1996, the Partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 6. The balances in those reserves as of December 31 are as follows (in thousands):


                                                 2000    1999
                                                ------  ------

          Capital Expenditure Reserve.........  $2,291  $2,041
          Debt Service Reserve................   5,200   5,416
          Real Estate Tax, Insurance Reserve..     976   1,131
                                                ------  ------
                                                $8,467  $8,588
                                                ======  ======
Cash and Cash Equivalents


The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Marriott Residence Inn II Limited Partnership and Subsidiary


NOTE 3.  LITIGATION SETTLEMENT

In September 2000, the general partner, Marriott International, Inc., and related defendants closed on the settlement of a lawsuit filed by limited partners from seven limited partnerships, including the Partnership's limited partners ("Litigation Settlement"). In accordance with the terms of the settlement, the defendants made cash payments of approximately $152 per Unit to the limited partners, in exchange for dismissal of the litigation and a complete release of all claims. In addition to these cash payments, the Manager agreed to forgive $22.7 million of deferred incentive management fees payable by the Partnership, which is reflected as an extraordinary gain in the statement of operations for the year ended December 31, 2000.


NOTE 4.  PROPERTY AND EQUIPMENT


Property and equipment consists of the following as of December 31 (in thousands):

                                                       2000                    1999
                                                     --------                --------
          Land.....................................  $ 36,613                $ 38,009
          Building and improvements................   128,145                 130,081
          Furniture and equipment..................    32,497                  47,218
                                                     --------                --------
                                                      197,255                 215,308
          Accumulated depreciation.................   (64,129)                (74,784)
                                                     --------                --------
                                                     $133,126                $140,524
                                                     ========                ========

NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below (in thousands). The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                 As of December 31, 2000  As of December 31, 1999
                 -----------------------  -----------------------
                              Estimated                Estimated
                  Carrying      Fair       Carrying      Fair
                   Amount       Value       Amount       Value
                 ----------  -----------  ----------  -----------
Mortgage debt..   $134,166     $137,427    $135,933     $132,578

The estimated fair value of the mortgage debt obligation is based on expected future debt service payments discounted at estimated risk adjusted rates.

NOTE 6.  MORTGAGE DEBT

The Partnership's mortgage debt (the "Mortgage Debt") is comprised of a $140 million note. The Mortgage Debt is nonrecourse to the Partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year (April 1996 through March 1997) and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Marriott Residence Inn II Limited Partnership and Subsidiary



Principal amortization of the Mortgage Debt at December 31, 2000 is as follows (in thousands):


                            2001........  $  1,968
                            2002........     2,152
                            2003........     2,353
                            2004........     2,540
                            2005........     2,811
                                           -------
                            Thereafter..   122,342
                                          --------
                                          $134,166
                                          ========

The Mortgage Debt is secured by first mortgages on 22 of the Partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the Partnership's rights under the management agreement. The Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. The Partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The Partnership is required to repay the initial reserve as promptly as possible if the Partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5 percentage points. If the Partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. Based upon the results of the environmental studies performed, the Partnership believes that it is remote that it will be necessary to draw on the reserve. The balance of this reserve, as of December 31, 2000, is $1,042,000 and is included in the restricted cash reserves on the accompanying consolidated balance sheet.

Pursuant to the terms of the Mortgage Debt, the Partnership was required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property due to a downgrade of the credit rating of MII by Standard and Poor Rating Services in 1997. The Partnership funded the Real Estate Tax and Insurance Escrow Reserve for $834,000 in 1997. As a result of this downgrade, the Mortgage Debt also required the Partnership to fund an additional month's debt service into the debt service reserve account over a six month period and the Manager required the Partnership to fund an additional working capital reserve. Additionally, the terms of the Mortgage Debt require the Partnership to maintain a debt service reserve equal to three months of debt service and a capital expenditure reserve for various renewals and replacements, site improvements, Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing.

NOTE 7.  MANAGEMENT AGREEMENT

The Manager operates the Inns pursuant to two long-term management agreements ("Management Agreements") with initial terms expiring December 31, 2012. The Management Agreements expire in 2012 with renewal at the option of the Manager for one or more of the Inns for up to 45 years thereafter. The Manager earns a base management fee equal to 2% of the Inns' gross revenues. Base management fees are paid currently.

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative Operating Profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for Partnership

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Marriott Residence Inn II Limited Partnership and Subsidiary


administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the Partnership of annual cash flow from operations of $7,071,000. After the Partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined. Incentive management fees of $2,895,000, $3,090,000 and $3,257,000 were earned during 2000, 1999 and 1998, respectively. Incentive management fees of $0, $14,000 and $185,000 were paid during 2000, 1999 and 1998, respectively. Deferred incentive management fees were $2,895,000 and $22,693,000 as of December 31, 2000 and 1999, respectively. In connection with the Litigation Settlement, the Manager waived $22,693,000 of deferred incentive management fees, which was recognized as an extraordinary gain during 2000.

The Management Agreements also provide for annual payments of the Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. The Inns also participate in the Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the Marriott hotel system. For the years ended December 31, 2000, 1999 and 1998, respectively, the Partnership paid a Residence Inn system fee of $2,789,000, $2,734,000 and $2,729,000, reimbursed the Manager for $1,941,000, $1,975,000 and $2,005,000 of Chain Services,
contributed $1,743,000, $1,705,000 and $1,705,000 to the marketing fund, and paid MRP costs of $277,000, $249,000 and $143,000. Chain Services, contributions to the marketing fund and MRP costs are included in other operating expenses in the accompanying consolidated statement of operations.

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Management Agreements, the working capital will be returned to the Partnership. The individual components of working capital controlled by the Manager are not reflected in the Partnership's consolidated balance sheet. For December 31, 2000 and 1999, $2,050,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheet.

The Management Agreements provide for the establishment of a property improvement fund for the Inns to cover the cost of certain non-routine repairs and maintenance to the Inns which are normally capitalized and the cost of replacements and renewals to the Inns' property and improvements. Total contributions to the property improvement fund for the years ended December 31, 2000, 1999 and 1998 were $6,716,000, $7,535,000 and $4,282,000, respectively.
Based on capital budgets, it was determined that the property improvement fund was insufficient to meet current needs beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the Partnership's Inns. To address the 1998 shortfall, the Partnership provided additional cash contributions of $1.6 million and $2.5 million to the property improvement fund in the first quarters of 2000 and 1999, respectively, and increased the contribution rate in 1998 and 1999 to 6% and 7%, respectively, of gross Inn revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of RIBM Two LLC, the General Partner, who are listed below:

                                                             Age at
           Name                 Current Position        December 31, 2000
------------------------      ---------------------     -----------------
  Robert E. Parsons, Jr.      President and Manager            45
  W. Edward Walter            Executive Vice President
                                and Treasurer                  45

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

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President for Acquisitions and was made Treasurer of Host Marriott in 1998 and Executive Vice President in May 2000. He is also an Executive Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner with Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

ITEM 11.   MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. To the extent that any officer or director devotes time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 2000, 1999 and 1998, the Partnership reimbursed Host Marriott or its subsidiaries in the amount of $374,000, $105,000 and $278,000, respectively, for the cost of providing all administrative and other services as General Partner.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, Prescott Associates, LLC, an unrelated third party, owned 6.5% of the total number of limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner does not own any limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, Marriott International, Inc. and their respective affiliates do not own any Units as of December 31, 2000.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

Incorporated by reference to the description of the management agreements in
Note 7 to the financial statements set forth in Part I, Item 8.

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

               Schedule III - Real Estate and Accumulated Depreciation, page 25.

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          (3)    Exhibits


      Exhibit Number                                        Description                                    Page
-------------------------         -------------------------------------------------------------         ----------
           *3.1                   Amended and Restated Agreement of Limited Partnership of                  N/A
                                  Marriott Residence Inn II Limited Partnership dated November
                                  23, 1988.

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

           *10.2                  Loan Agreement by and between Marriott Residence Inn II Limited           N/A
                                  Partnership and the Sanwa Bank Limited dated December 27, 1988.

           *10.3                  Loan Agreement between Marriott Residence Inn II Limited                  N/A
                                  Partnership and Nomura Asset Capital Corporation dated as of
                                  March 22, 1996.

    __________________
    * Incorporated by reference to the Partnership's previously filed documents.

(b)    Reports on Form 8-K:

       None.

                                 SCHEDULE III

                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                                 (in thousands)

                                            Initial Costs                                Gross Amount at December 31, 2000
                                     --------------------------                ---------------------------------------------------
                                       Land and    Building and     Costs        Land and     Building and            Accumulated
     Description          Debt       Improvements  Improvements  Capitalized   Improvements   Improvements   Total    Depreciation
-------------------  --------------  ------------  ------------  ------------  -------------  ------------  --------  ------------
Las Vegas, NV             $ 16,030       $ 4,967      $  8,284     $    973       $  3,310       $ 10,914   $ 14,224      $ 3,397
Irvine, CA                   6,958         3,503         5,843          295          2,334          7,307      9,641        2,121
Arcadia, CA                  8,783         3,426         5,714          307          2,284          7,163      9,447        2,206
Greensboro, NC               8,160         2,937         4,926          851          1,965          6,749      8,714        2,107
Birmingham, AL               7,061         2,886         4,840          856          1,924          6,658      8,582        2,236
Memphis East, TN             3,565         2,629         4,409        1,753            357          3,264      3,621        2,387
Other properties,
 each less than
 5% of total                83,609        36,476        60,628       13,425         24,439         86,090    110,529       28,322
                          --------       -------      --------     --------       --------       --------   --------      -------

                          $134,166       $56,824      $ 94,644     $ 18,460       $ 36,613       $128,145   $164,758      $42,776
                          ========       =======      ========     ========       ========       ========   ========      =======

                                  Date of
                               Completion of    Date     Depreciation
        Description            Construction   Acquired       Life
-----------------------        ------------   ---------  ------------

Las Vegas, NV                      1989         1989       40 years
Irvine, CA                         1989         1989       40 years
Arcadia, CA                        1989         1989       40 years
Greensboro, NC                     1987         1988       40 years
Birmingham, AL                     1986         1988       40 years
Memphis East, TN                   1986         1988       40 years
Other properties,
 each less than
 5% of total                    1983-1989    1988-1989     40 years


Notes:
------

                                                                 1998         1999          2000
                                                               --------     --------       -------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year...........................   $162,480     $164,009       $168,090
     Capital Expenditures...................................      1,529        4,092          1,840
     Dispositions...........................................         --          (11)            (2)
     Impairments of long-lived assets.......................          _            _         (5,170)
                                                                -------      -------        -------
     Balance at end of year.................................   $164,009     $168,090       $164,758
                                                               ========     ========       ========
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year...........................    $29,593      $33,834        $38,328
     Depreciation...........................................      4,241        4,494          4,448
                                                                -------      -------        -------
     Balance at end of year.................................    $33,834      $38,328        $42,776
                                                                =======      =======        =======

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $163.6 million at December 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd of March, 2001.


                              MARRIOTT RESIDENCE INN II
                              LIMITED PARTNERSHIP

                              By:   RIBM TWO LLC
                                    General Partner



                              /s/ Robert E. Parsons, Jr.
                                 ---------------------------------

                                    President and Manager



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                               Title
---------                               -----
                                        (RIBM TWO LLC)

/s/ Robert E. Parsons, Jr.              President and Manager
----------------------------
Robert E. Parsons, Jr.

/s/ W. Edward Walter                    Executive Vice President
----------------------------              and Treasurer
W. Edward Walter

/s/ Donald D. Olinger                   Vice President (Principal
----------------------------              Accounting Officer)
Donald D. Olinger