Form 10-Q
period 2001-03-23
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2001-05-07
CIK 841283

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

For the Quarter Ended March 23, 2001              Commission File No. 033-24935


                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000

           Delaware                                  52-1605434
-------------------------------      -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                         ----

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____.
                          ---

===============================================================================
                 Marriott Residence Inn II Limited Partnership
===============================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE NO.
                                                                                     --------
PART I - FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets
            March 23, 2001 and December 31, 2000.................................       1

          Condensed Consolidated Statements of Operations
            Twelve Weeks Ended March 23, 2001 and March 24, 2000.................       2

          Condensed Consolidated Statements of Cash Flows
            Twelve Weeks Ended March 23, 2001 and March 24, 2000.................       3

          Notes to Condensed Consolidated Financial Statements...................       4

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................................       5

          Quantitative and Qualitative Disclosures about Market Risk.............       7

PART II - OTHER INFORMATION

                 Marriott Residence Inn II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                                                 March 23,         December 31,
                                                                                                   2001               2000
                                                                                               ---------------   ---------------
                                                                                                (Unaudited)
                                          ASSETS

   Property and equipment, net..........................................................       $       132,236   $       133,126
   Due from Residence Inn by Marriott, Inc..............................................                 3,909             2,040
   Deferred financing costs, net of accumulated amortization............................                 2,055             2,150
   Property improvement fund............................................................                 4,551             3,998
   Restricted cash reserves.............................................................                 8,604             8,467
   Cash and cash equivalents............................................................                21,308            22,291
                                                                                               ---------------   ---------------

                                                                                               $       172,663   $       172,072
                                                                                               ===============   ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt........................................................................       $       133,650   $       134,166
   Incentive management fee due to Residence Inn by Marriott, Inc.......................                 3,536             2,895
   Accounts payable and accrued expenses................................................                 1,707             1,998
                                                                                               ---------------   ---------------

         Total Liabilities..............................................................               138,893           139,059
                                                                                               ---------------   ---------------

PARTNERS' CAPITAL
   General Partner......................................................................                   416               408
   Limited Partners.....................................................................                33,354            32,605
                                                                                               ---------------   ---------------

         Total Partners' Capital........................................................                33,770            33,013
                                                                                               ---------------   ---------------

                                                                                               $       172,663   $       172,072
                                                                                               ===============   ===============

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Operations
          (Unaudited, in thousands, except Unit and per Unit amounts)

                                                                                                       Twelve Weeks Ended
                                                                                                   March 23,         March 24,
                                                                                                     2001              2000
                                                                                                 -------------    -------------
REVENUES
   Inn revenues
     Suites..................................................................................    $      15,961    $      15,703
     Other...................................................................................              688              839
                                                                                                 -------------    -------------
      Total Inn revenues.....................................................................           16,649           16,542
                                                                                                 -------------    -------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites..................................................................................            4,057            3,947
     Other department costs and expenses.....................................................              420              460
     Selling, administrative and other.......................................................            4,930            4,438
                                                                                                 -------------    -------------
      Total Inn property-level costs and expenses............................................            9,407            8,845
   Depreciation..............................................................................            1,672            1,644
   Incentive management fee..................................................................              641              771
   Residence Inn system fee..................................................................              638              628
   Property taxes............................................................................              495              535
   Equipment rent and other..................................................................              225              215
   Base management fee.......................................................................              333              331
                                                                                                 -------------    -------------
      Total operating costs and expenses.....................................................           13,411           12,969
                                                                                                 -------------    -------------

OPERATING PROFIT.............................................................................            3,238            3,573
   Interest expense..........................................................................           (2,795)          (2,898)
   Interest income...........................................................................              314              288
                                                                                                 -------------    -------------

NET INCOME...................................................................................    $         757    $         963
                                                                                                 =============    =============

ALLOCATION OF NET INCOME
   General Partner...........................................................................    $           8    $          10
   Limited Partners..........................................................................              749              953
                                                                                                 -------------    -------------

                                                                                                 $         757    $         963
                                                                                                 =============    =============

NET INCOME PER LIMITED
   PARTNER UNIT (70,000 Units)...............................................................    $          11    $          14
                                                                                                 =============    =============

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                                       Twelve Weeks Ended
                                                                                                   March 23,        March 24,
                                                                                                     2001             2000
                                                                                                 -------------    -------------
OPERATING ACTIVITIES
   Net income................................................................................    $         757    $         963
   Depreciation..............................................................................            1,672            1,644
   Amortization of deferred financing costs..................................................               95               95
   Deferred incentive management fees........................................................              641              699
   Loss on dispositions of fixed assets......................................................                2                2
   Changes in operating accounts.............................................................           (2,076)          (1,726)
                                                                                                 -------------    -------------

         Cash provided by operating activities...............................................            1,091            1,677
                                                                                                 -------------    -------------

INVESTING ACTIVITIES
   Additions to property and equipment, net..................................................             (784)          (1,476)
   Change in property improvement fund.......................................................             (553)            (901)
   Change in restricted cash reserves........................................................               --             (250)
                                                                                                 -------------    -------------

         Cash used in investing activities...................................................           (1,337)          (2,627)
                                                                                                 -------------    -------------

FINANCING ACTIVITIES
   Repayment of mortgage debt................................................................             (516)            (443)
   Change in restricted cash reserves........................................................             (221)              (5)
                                                                                                 -------------    -------------

         Cash used in financing activities...................................................             (737)            (448)
                                                                                                 -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS........................................................             (983)          (1,398)

CASH AND CASH EQUIVALENTS at beginning of period.............................................           22,291           19,039
                                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS at end of period...................................................    $      21,308    $      17,641
                                                                                                 =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest...........................................................    $       2,965    $       3,098
                                                                                                 =============    =============

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Organization

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of March 23, 2001. The Partnership commenced operations on December 28, 1988. The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc.

2.   Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 23, 2001, and the results of its operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

3.   Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the twelve weeks ended March 23, 2001 and March 24, 2000 (in thousands):

Marriott International, Inc.:

                                                                   2001                2000
                                                              --------------      -------------
   Residence Inn system fee...............................    $          638      $         628
   Chain services and Marriott Rewards Program............               486                473
   Marketing fund contribution............................               399                392
   Base management fee....................................               333                331
   Incentive management fee...............................                --                 72
                                                              --------------      -------------
                                                              $        1,856      $       1,896
                                                              ==============      =============
General Partner:
   Administrative expenses reimbursed.....................    $           --      $          55
                                                              ==============      =============

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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. In this regard, the General Partner has recently engaged a financial advisor to solicit bids from interested parties. There can be no assurance, however, that such a transaction will occur or, if it were to occur, of the timing or value of any such transaction. If the General Partner determines that any such bids would be in the best interest of the Limited Partners, then the General Partner will attempt to effectuate such a transaction. No such transaction is pending as of the date of this report.

RESULTS OF OPERATIONS

Revenues. Inn revenues increased $107,000, or .6%, to $16.6 million for the first quarter of 2001, when compared to the same period in 2000. The slight increase was achieved primarily through increases in room revenue per available room, or REVPAR. REVPAR measures daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. For the first quarter of 2001, REVPAR increased 1.6% to $76.40 due to a $3.11, or 3.3%, increase in the combined average suite rate to $97.50 offset by a one percentage point decrease in the combined average occupancy to 78.4%.

Operating Costs and Expenses. Operating costs and expenses increased $442,000, or 3.4%, to $13.4 million for the first quarter of 2001, when compared to the same period in 2000, primarily due to increases in Inn property-level costs and expenses, partially offset by a $130,000 reduction in incentive management fees. As a percentage of total Inn revenues, total operating costs and expenses were 81% and 78% for the first quarters of 2001 and 2000, respectively.

Inn property-level costs and expenses increased $562,000, or 6.4%, to $9.4 million for the first quarter of 2001, when compared to the same period in 2000 primarily due to an increase in selling, administrative and other expenses, including salaries and benefits, energy costs, repairs and maintenance costs, and marketing and sales expense. As a percentage of Inn revenues, Inn property-level costs and expenses represented 57% and 53% for the first quarter of 2001 and 2000, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $335,000 to $3.2 million, or 19% of revenues, for the first quarter of 2001, versus $3.6 million, or 22% of revenues, for the same period in 2000.

Interest Expense. Interest expense decreased $103,000, or 4% for the first quarter of 2001, when compared to the same period in 2000 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $206,000, or 21%, to $.8 million, or 5% of revenues for the first quarter of 2001 compared to net income of $1 million, or 6% of revenues, for the first quarter of 2000.

                     RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Our financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for total suite refurbishments at a majority of the Inns as part of ongoing routine capital maintenance. To reduce the shortfall, the Partnership increased the contribution rate to the fund beginning in 1999 from 6% in 1998 to 7% of gross Inn revenues. The Partnership also provided additional cash of $1.6 million to the property improvement fund in the first quarter 2000 to help address the shortfall. The contribution rate will remain 7% for 2001.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $59 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The General Partner is currently in discussions with the Manager regarding alternate funding sources for the capital expenditure needs. The Partnership may be required to fund a portion of these capital needs. Once negotiations are completed, the General Partner will be in a better position to project possible cash distributions to limited partners in the future.

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

Cash provided by operating activities was $1.1 million through the first quarter of 2001 compared to $1.7 million for the same period in 2000. The $.6 million decrease was primarily due to a $1.9 million increase in amounts due from the Manager due to timing of receipts from the Manager, partially offset by an increase in deferred incentive management fees.

Cash used in investing activities through the first quarters of 2001 and 2000 was $1.3 million and $2.6 million, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund, capital expenditures for improvements to the Inns and contributions to restricted cash reserves

                     RESIDENCE INN II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

required under the terms of the mortgage debt. Contributions to the property improvement fund were $1.2 million and $2.4 million through the first quarter of 2001 and 2000, respectively, and we provided additional cash of $1.6 million to the fund in the first quarter of 2000. Capital expenditures were $.8 million and $1.5 million through the first quarter of 2001 and 2000, respectively.

Cash used in financing activities through the first quarters of 2001 and 2000 were $737,000 and $448,000, respectively, consisting primarily of repayments of mortgage debt of $516,000 and $443,000, respectively, as well as increases in the debt service reserves. There were no distributions to the partners during the first quarters of 2001 or 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 23, 2001, the Partnership's mortgage debt has a fixed interest rate. As of March 23, 2001 and March 24, 2000, the Partnership's mortgage debt totaled $133.7 million and $134.2 million, respectively.

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

                                   MARRIOTT RESIDENCE INN II
                                   LIMITED PARTNERSHIP

                                   By: RIBM TWO LLC
                                       General Partner

     May 7, 2001                   By: /s/ Mathew Whelan
                                       -----------------------------------
                                       Mathew Whelan
                                       Vice President