Form 10-Q
period 2001-06-15
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2001-07-30
CIK 841283

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


For the Quarter Ended June 15, 2001              Commission File No. 033-24935



                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD 20817-1109
                                (301) 380-9000


            Delaware                                  52-1605434
--------------------------------       ----------------------------------------
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

                               TABLE OF CONTENTS
                               -----------------

                                                                                    PAGE NO.
                                                                                    -------
PART I - FINANCIAL INFORMATION (Unaudited):

       Condensed Consolidated Balance Sheets
         June 15, 2001 and December 31, 2000.......................................     1

       Condensed Consolidated Statements of Operations
         Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000........     2

       Condensed Consolidated Statements of Cash Flows
         Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000...................     3

       Notes to Condensed Consolidated Financial Statements........................     4

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................     5

       Quantitative and Qualitative Disclosures about Market Risk..................     7

PART II - OTHER INFORMATION AND SIGNATURE..........................................     7

                 Marriott Residence Inn II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                    June 15,     December 31,
                                                                      2001           2000
                                                                      ----           ----
                                                                  (Unaudited)
                                     ASSETS
 Property and equipment, net................................        $131,141       $133,126
 Due from Residence Inn by Marriott, Inc....................           3,775          2,040
 Deferred financing costs, net of accumulated amortization..           1,959          2,150
 Property improvement fund..................................           5,539          3,998
 Restricted cash reserves...................................           7,781          8,467
 Cash and cash equivalents..................................          22,897         22,291
                                                                    --------       --------

                                                                    $173,092       $172,072
                                                                    ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
 Mortgage debt....................................................  $133,202       $134,166
 Incentive management fee due to Residence Inn by Marriott, Inc...     4,181          2,895
 Accounts payable and accrued expenses............................     1,408          1,998
                                                                    --------       --------

     Total Liabilities............................................   138,791        139,059
                                                                    --------       --------
PARTNERS' CAPITAL
 General Partner..................................................       421            408
 Limited Partners.................................................    33,880         32,605
                                                                    --------       --------

     Total Partners' Capital......................................    34,301         33,013
                                                                    --------       --------

                                                                    $173,092       $172,072
                                                                    ========       ========

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Operations
          (Unaudited, in thousands, except Unit and per Unit amounts)

                                           Twelve Weeks Ended    Twenty-Four Weeks Ended
                                          June 15,   June 16,     June 15,     June 16,
                                            2001       2000         2001         2000
                                          --------   --------     --------     --------
REVENUES
 Inn revenues
  Suites................................   $15,468    $16,810      $31,429      $32,513
  Other.................................       717        797        1,405        1,636
                                           -------    -------      -------      -------
   Total Inn revenues...................    16,185     17,607       32,834       34,149
                                           -------    -------      -------      -------

OPERATING COSTS AND EXPENSES
 Inn property-level costs and expenses
  Suites................................     3,961      4,195        8,018        8,142
  Other department costs and expenses...       507        525          927          985
  Selling, administrative and other.....     4,495      4,820        9,425        9,258
                                           -------    -------      -------      -------
   Total Inn property-level costs
    and expenses........................     8,963      9,540       18,370       18,385
 Depreciation...........................     1,712      1,664        3,384        3,308
 Incentive management fee...............       645        669        1,286        1,440
 Residence Inn system fee...............       619        672        1,257        1,300
 Property taxes.........................       542        540        1,037        1,075
 Equipment rent and other...............       417        568          642          783
 Base management fee....................       324        352          657          683
                                           -------    -------      -------      -------
   Total operating costs and expenses...    13,222     14,005       26,633       26,974
                                           -------    -------      -------      -------

OPERATING PROFIT........................     2,963      3,602        6,201        7,175
 Interest expense.......................    (2,851)    (2,889)      (5,646)      (5,787)
 Interest income........................       419        415          733          703
                                           -------    -------      -------      -------

NET INCOME..............................   $   531    $ 1,128      $ 1,288      $ 2,091
                                           =======    =======      =======      =======

ALLOCATION OF NET INCOME
 General Partner........................   $     5    $    11      $    13      $    21
 Limited Partners.......................       526      1,117        1,275        2,070
                                           -------    -------      -------      -------

                                           $   531    $ 1,128      $ 1,288      $ 2,091
                                           =======    =======      =======      =======

NET INCOME PER LIMITED
 PARTNER UNIT (70,000 Units)............   $     7    $    16      $    18      $    30
                                           =======    =======      =======      =======

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                       Twenty-Four Weeks Ended
                                                        June 15,     June 16,
                                                          2001         2000
                                                        --------     --------
OPERATING ACTIVITIES
 Net income...........................................  $  1,288     $  2,091
 Depreciation.........................................     3,384        3,308
 Amortization of deferred financing costs.............       191          190
 Deferred incentive management fees...................     1,286        1,440
 Loss on dispositions of fixed assets.................         2           35
 Changes in operating accounts........................    (2,583)      (1,097)
                                                        --------     --------

     Cash provided by operating activities............     3,568        5,967
                                                        --------     --------

INVESTING ACTIVITIES
 Additions to property and equipment, net.............    (1,401)      (2,559)
 Change in property improvement fund..................    (1,541)      (2,296)
 Change in restricted cash reserves...................        --         (250)
                                                        --------     --------

     Cash used in investing activities................    (2,942)      (5,105)
                                                        --------     --------

FINANCING ACTIVITIES
 Repayment of mortgage debt...........................      (964)        (863)
 Change in restricted cash reserves...................       944           --
                                                        --------     --------

     Cash used in financing activities................       (20)        (863)
                                                        --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......       606           (1)

CASH AND CASH EQUIVALENTS at beginning of period......    22,291       17,879
                                                        --------     --------

CASH AND CASH EQUIVALENTS at end of period............  $ 22,897     $ 17,878
                                                        ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage interest......................  $  5,999     $  6,099
                                                        ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Organization

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on November 23, 1988 to acquire and own 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of June 15, 2001. The Partnership commenced operations on December 28, 1988. The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly- owned subsidiary of Marriott International, Inc.

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

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 and its cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the twenty-four weeks ended June 15, 2001 and June 16, 2000 (in thousands):

Marriott International, Inc.:
                                                 2001    2000
                                                 ----    ----
 Residence Inn system fee.....................  $1,257  $1,300
 Chain services and Marriott Rewards Program..     938     950
 Marketing fund contribution..................     786     813
 Base management fee..........................     657     683
 Incentive management fee.....................      --      --
                                                ------  ------
                                                $3,638  $3,746
                                                ======  ======

General Partner:
 Administrative expenses reimbursed...........  $   70  $   82
                                                ======  ======

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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. In this regard, the General Partner has engaged a financial advisor to solicit bids from interested parties. There can be no assurance, however, that such a transaction will occur or, if it were to occur, of the timing or value of any such transaction. If the General Partner determines that any such bids would be in the best interest of the Limited Partners, then the General Partner will attempt to effectuate such a transaction. Whereas we have been contacted by potential interested parties, no such transaction is pending as of the date of this report.

RESULTS OF OPERATIONS

Revenues. Inn revenues decreased $1,422,000, or 8%, to $16.2 million and decreased $1,315,000, or 4%, to $32.8 million for the second quarter of 2001 and through the second quarter of 2001, respectively, and are the result of the continued overall weakness in the economy compared to the prior year. RevPAR is a standard industry measure of the daily room revenues generated on a per room basis and represents the combination of the average daily suite rate charged and the average daily occupancy achieved. For the second quarter of 2001, RevPAR decreased 8% to $73.62 due to an eight percentage point decrease in the combined average occupancy to 77.4%, partially offset by a $1.03, or 1%, increase in the combined average suite rate to $95.61. Through the second quarter of 2001, RevPAR decreased 3% to $75.22 due to a 4.5 percentage point decrease in the combined average occupancy to 77.9%, partially offset by a $2.07, or 2%, increase in the combined average suite rate to $96.56.

Operating Costs and Expenses. Operating costs and expenses decreased $783,000, or 6%, to $13.2 million and $341,000, or 1%, to $26.6 million for the second quarter of 2001 and through the second quarter of 2001, respectively, when compared to the same periods in 2000, primarily due to decreases in Inn property-level costs and expenses. As a percentage of total Inn revenues, total operating costs and expenses were 82% and 80% for the second quarters of 2001 and 2000, respectively, and 81% and 79% of revenues through the second quarters of 2001 and 2000, respectively.

Inn property-level costs and expenses decreased $577,000, or 6%, to $9.0 million and decreased $15,000, or less than 1%, to $18.4 million for the second quarter of 2001 and through the second quarter of 2001, respectively, when compared to the same periods in 2000 primarily due to a decrease in general and administrative expenses. As a percentage of Inn revenues, Inn property-level costs and expenses represented 55% and 54% for the second quarters of 2001 and 2000, respectively, and 56% and 54% of revenues through the second quarters of 2001 and 2000, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $639,000 to $3.0 million, or 18% of revenues, versus $3.6 million, or 20% of revenues, for the same period in 2000. Through the second quarter of 2001, operating profit decreased $974,000 to $6.2 million, or 19% of revenues, for the second quarter of 2001, versus $7.2 million, or 21% of revenues, for the same period in 2000.

Interest Expense. Interest expense decreased $38,000, or 1%, and $141,000, or 2%, for the second quarter of 2001 and through the second quarter of 2001, respectively, when compared to the same periods in 2000 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $.6 million, or 53%, to $.5 million, or 3% of revenues compared to net income of $1.1 million, or 6% of revenues, through the second quarter of 2000. Through the second quarter of 2001, net income decreased $803,000, or 38%, to $1.3 million, or 4% of revenues for the second quarter of 2001 compared to net income of $2.1 million, or 6% of revenues, for the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the Partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for total suite refurbishments at a majority of the Inns as part of ongoing routine capital replacement. To reduce the shortfall, the Partnership increased the contribution rate to the fund beginning in 1999 from 6% in 1998 to 7% of gross Inn revenues. The contribution rate will remain at 7% for 2001. Currently we are negotiating with the Manager a long-term plan, discussed below, and until such time as this is completed we do not anticipate any material routine capital maintenance expenses.

In light of the increased competition in the extended-stay market described above, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. These proposed improvements include design, structural and technological improvements to modernize and enhance the functionality and appeal of the Inns. Based upon information provided by the Manager, approximately $59 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The General Partner is currently in discussions with the Manager regarding alternate funding sources for the capital expenditure needs. The Partnership may be required to fund a portion of these capital needs. Once negotiations are completed, the General Partner will be in a better position to project possible cash distributions, if any, to limited partners in the future.

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

Cash provided by operating activities was $3.6 million through the second quarter of 2001 compared to $6.0 million for the same period in 2000. The $2.4 million decrease was primarily due to a $1.7 million increase in amounts due from the Manager due to timing of receipts from the Manager.

Cash used in investing activities through the second quarter of 2001 and 2000 was $2.9 million and $5.1 million, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $2.2 million and $2.4 million through the second quarters of 2001 and 2000, respectively, and we provided additional cash of $1.6 million to the fund in the first quarter of 2000. Capital expenditures were $1.4 million and $2.6 million through the second quarters of 2001 and 2000, respectively.

Cash used in financing activities through the second quarters of 2001 and 2000 were $20,000 and $863,000, respectively, consisting primarily of repayments of mortgage debt of $964,000 and $863,000, respectively, as well as changes in the debt service reserves to fund the payment of debt. There were no distributions to the partners during the first two quarters of 2001 and 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 15, 2001, the Partnership's mortgage debt has a fixed interest rate.


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


                              MARRIOTT RESIDENCE INN II
                              LIMITED PARTNERSHIP

                              By: RIBM TWO LLC
                                  General Partner



     July 27, 2001            By: /s/ Mathew Whelan
                                  --------------------------
                                  Mathew Whelan
                                  Vice President