Form 10-Q
period 2001-09-07
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2001-10-22
CIK 841283

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 7, 2001                Commission File No.  033-
24935



                 MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000

                    Delaware                                                            52-1605434
-------------------------------------------------                      ---------------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                          -
================================================================================

===================================================================================================================
                                           Marriott Residence Inn II Limited Partnership
===================================================================================================================


                                                      TABLE OF CONTENTS
                                                      -----------------
                                                                                                            PAGE NO.
                                                                                                            -------
PART I - FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets
           September 7, 2001 and December 31, 2000.........................................................      1

          Condensed Consolidated Statements of Operations
           Twelve and Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000.......................      2

          Condensed Consolidated Statements of Cash Flows
           Thirty-Six Weeks Ended September 7, 2001 and September 8, 2000..................................      3

          Notes to Condensed Consolidated Financial Statements.............................................      4

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................................      5

          Quantitative and Qualitative Disclosures about Market Risk.......................................      8


PART II - OTHER INFORMATION AND SIGNATURE..................................................................      9

                 Marriott Residence Inn II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                                      September 7,        December 31,
                                                                                          2001               2000
                                                                                      -------------    ----------------
                                                                                       (Unaudited)
                                     ASSETS

   Property and equipment, net.................................................       $     130,236    $        133,126
   Due from Residence Inn by Marriott, Inc.....................................               2,899               2,040
   Deferred financing costs, net of accumulated amortization...................               1,865               2,150
   Property improvement fund...................................................               6,016               3,998
   Restricted cash reserves....................................................               8,604               8,467
   Cash and cash equivalents...................................................              25,337              22,291
                                                                                      -------------    ----------------

                                                                                      $     174,957    $        172,072
                                                                                      =============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt...............................................................       $     132,863    $        134,166
   Incentive management fee due to Residence Inn by Marriott, Inc..............               4,771               2,895
   Accounts payable and accrued expenses.......................................               2,517               1,998
                                                                                      -------------    ----------------

         Total Liabilities.....................................................             140,151             139,059
                                                                                      -------------    ----------------

PARTNERS' CAPITAL
   General Partner.............................................................                 426                 408
   Limited Partners............................................................              34,380              32,605
                                                                                      -------------    ----------------

         Total Partners' Capital...............................................              34,806              33,013
                                                                                      -------------    ----------------

                                                                                      $     174,957    $        172,072
                                                                                      =============    ================


           See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statements of Operations
           (Unaudited, in thousands, except Unit and per Unit amounts)


                                                                  Twelve Weeks Ended               Thirty-Six Weeks Ended
                                                            September 7,      September 8,     September 7,      September 8,
                                                                2001              2000             2001              2000
                                                            -------------    --------------    -------------    --------------
REVENUES
   Inn revenues
     Suites......................................           $      15,071    $       16,698    $      46,500    $       49,211
     Other.......................................                     692               764            2,097             2,400
                                                            -------------    --------------    -------------    --------------
         Total Inn revenues......................                  15,763            17,462           48,597            51,611
                                                            -------------    --------------    -------------    --------------

OPERATING COSTS AND EXPENSES
   Inn property-level costs and expenses
     Suites......................................                   3,802             4,288           11,820            12,430
     Other department costs and expenses.........                     438               578            1,365             1,563
     Selling, administrative and other...........                   4,694             4,945           14,119            14,203
                                                            -------------    --------------    -------------    --------------
         Total Inn property-level costs
           and expenses..........................                   8,934             9,811           27,304            28,196
   Depreciation..................................                   1,594             1,598            4,978             4,906
   Incentive management fee......................                     590               703            1,876             2,143
   Residence Inn system fee......................                     603               669            1,860             1,969
   Property taxes................................                     569               506            1,606             1,581
   Equipment rent and other......................                     167               195              809               978
   Base management fee...........................                     315               349              972             1,032
                                                            -------------    --------------    -------------    --------------
         Total operating costs and expenses......                  12,772            13,831           39,405            40,805
                                                            -------------    --------------    -------------    --------------

OPERATING PROFIT.................................                   2,991             3,631            9,192            10,806
   Interest expense..............................                  (2,842)           (2,881)          (8,488)           (8,668)
   Interest income...............................                     356               473            1,089             1,176
                                                            -------------    --------------    -------------    --------------

NET INCOME.......................................           $         505    $        1,223    $       1,793    $        3,314
                                                            =============    ==============    =============    ==============

ALLOCATION OF NET INCOME
   General Partner...............................           $           5    $           12    $          18    $           33
   Limited Partners..............................                     500             1,211            1,775             3,281
                                                            -------------    --------------    -------------    --------------

                                                            $         505    $        1,223    $       1,793    $        3,314
                                                            =============    ==============    =============    ==============

NET INCOME PER LIMITED
   PARTNER UNIT (70,000 Units)...................           $           7    $           17    $          25    $           46
                                                            =============    ==============    =============    ==============

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                                                   Thirty-Six Weeks Ended
                                                                                              September 7,        September 8,
                                                                                                  2001                2000
                                                                                             ---------------    ----------------
OPERATING ACTIVITIES
   Net income...................................................................             $         1,793    $          3,314
   Depreciation.................................................................                       4,978               4,906
   Amortization of deferred financing costs.....................................                         285                 286
   Deferred incentive management fees...........................................                       1,876               2,143
   Loss on dispositions of fixed assets.........................................                           2                  64
   Changes in operating accounts................................................                        (333)               (276)
                                                                                             ---------------    ----------------

         Cash provided by operating activities..................................                       8,601              10,437
                                                                                             ---------------    ----------------
INVESTING ACTIVITIES
   Additions to property and equipment, net.....................................                      (2,090)             (3,220)
   Change in property improvement fund..........................................                      (2,018)             (2,746)
   Change in restricted cash reserves...........................................                          73                (250)
                                                                                             ---------------    ----------------

         Cash used in investing activities......................................                      (4,035)             (6,216)
                                                                                             ---------------    ----------------

FINANCING ACTIVITIES
   Repayment of mortgage debt...................................................                      (1,303)             (1,160)
   Change in restricted cash reserves...........................................                        (217)                 --
                                                                                             ---------------    ----------------

         Cash used in financing activities......................................                      (1,520)             (1,160)
                                                                                             ---------------    ----------------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................                       3,046               3,061

CASH AND CASH EQUIVALENTS at beginning of period................................                      22,291              19,039
                                                                                             ---------------    ----------------

CASH AND CASH EQUIVALENTS at end of period......................................             $        25,337    $         22,100
                                                                                             ===============    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest..............................................             $         7,981    $          8,124
                                                                                             ===============    ================

           See Notes to Condensed Consolidated Financial Statements.

                 Marriott Residence Inn II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.        Organization

Marriott Residence Inn II Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly owned subsidiary of Marriott International, Inc.

2.        Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements of the Partnership have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 7, 2001, the results of its operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000 and its cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

3.        Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 7, 2001 and September 8, 2000 (unaudited, in thousands):


Marriott International, Inc.:

                                                                                           2001              2000
                                                                                       -------------    -------------
     Residence Inn system fee..........................................                $       1,860    $       1,969
     Chain services and Marriott Rewards Program.......................                        1,392            1,457
     Marketing fund contribution.......................................                        1,162            1,230
     Base management fee...............................................                          972            1,032
     Incentive management fee..........................................                           --               --
                                                                                       -------------    -------------
                                                                                       $       5,386    $       5,688
                                                                                       =============    =============

General Partner:
     Administrative expenses reimbursed................................                $         123    $         160
                                                                                       =============    =============

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

GENERAL

Consistent with the terms of the Partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the General Partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. As stated in the Partnership's letter to limited partners dated October 9, 2001, the General Partner engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in April 2001 to solicit bids from interested parties. As part of that process, Merrill Lynch prepared a list of over 20 parties who they believed might have an interest in acquiring either the Partnership's Inns or the limited partner units and contacted those parties. Several of the parties contacted requested additional information, conducted preliminary due diligence of the Partnership and submitted acquisition proposals to the Partnership.

As previously disclosed to the limited partners, as a result of this process the Partnership had begun exclusive discussions with one potential acquirer. Currently, these discussions have been suspended until both parties are better able to determine the effect of the terrorist attacks of September 11, 2001 and the current economic conditions on the Partnership's Inns. Although we continue to be in contact with the potential acquirer, there can be no assurance that a transaction will occur or, if it were to occur, of the timing or ultimate value of any such transaction. In addition, if a transaction were to occur, it would require approval of the limited partners as well as the consent of the Partnership's lenders.

RECENT EVENTS

As a result of the September 11, 2001 terrorist attacks, which occurred subsequent to the third quarter, occupancy levels have declined significantly during the first four-weeks of the fourth quarter. However, we do not believe that this four-week period will be representative of the remainder of the quarter. We expect operations to recover somewhat, but remain significantly below third quarter 2001 and fourth quarter 2000 levels. As a result, we have been actively working with the Manager on a number of initiatives to reverse this trend. The Manager has become more focused on marketing and advertising and has targeted specific industry groups that are likely to benefit from the changed economic environment such as the defense industry and government agencies. We have implemented a number of cost saving initiatives to reflect the reduced volume at the properties, including consolidating or reducing hours of operations and reducing labor costs. Many of these initiatives had been in place at varying degrees prior to September 11/th/ due to the slower economy and have subsequently been accelerated. We believe that while the near term outlook for the Inns' operations will continue to be difficult, we anticipate a gradual return to normal business levels.

RESULTS OF OPERATIONS

Revenues. Inn revenues decreased $1.7 million, or 10%, to $15.8 million and decreased $3.0 million, or 6%, to $48.6 million for the third quarter of 2001 and through the third quarter of 2001, respectively, and are the result of the continued overall weakness in the economy compared to the prior year. For the third quarter of 2001, revenue per available room (REVPAR) decreased 10% to $72.23 due to a 7 percentage point decrease in the combined average occupancy to 78.2%, and a $1.36, or 1%, decrease in the combined average suite rate to $92.28. Through the third quarter of 2001, REVPAR decreased 5% to $74.23 due to a 5.3 percentage point decrease in the combined average occupancy to 78%, partially offset by a $0.92, or 1%, increase in the combined average suite rate to $95.16.

Operating Costs and Expenses. Operating costs and expenses decreased $1.1 million, or 8%, to $12.8 million and $1.4 million, or 3%, to $39.4 million for the third quarter of 2001 and through the third quarter of 2001, respectively, when compared to the same periods in 2000, primarily due to decreases in Inn property-level costs and expenses and decreases in fees due to the manager as Inn revenues decrease. As a percentage of total Inn revenues, total operating costs and expenses were 81% and 79% for the third quarters of 2001 and 2000, respectively, and 81% and 79% of revenues through the third quarters of 2001 and 2000, respectively.

Inn property-level costs and expenses decreased $877,000, or 9%, to $9 million and decreased $892,000, or 3%, to $27.3 million for the third quarter of 2001 and through the third quarter of 2001, respectively, when compared to the same periods in 2000. The decrease is due to a decrease in rooms controllable expenses corresponding to the decreasing occupancy and in general and administrative expenses as a result of the Manager's cost-cutting efforts at the Inns. As a percentage of Inn revenues, Inn property-level costs and expenses represented 57% and 56% for the third quarters of 2001 and 2000, respectively, and 56% and 55% of revenues through the third quarters of 2001 and 2000, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $640,000 to $3.0 million, or 19% of revenues, versus $3.6 million, or 21% of revenues, for the same period in 2000. Through the third quarter of 2001, operating profit decreased $1.6 million to $9.2 million, or 19% of revenues, for the third quarter of 2001, versus $10.8 million, or 21% of revenues, for the same period in 2000.

Interest Expense. Interest expense decreased $39,000, or 1%, and $180,000, or 2%, for the third quarter of 2001 and through the third quarter of 2001, respectively, when compared to the same periods in 2000 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $718,000, or 59%, to $505,000, or 3% of revenues compared to net income of $1.2 million, or 7% of revenues, during the third quarter of 2000. Through the third quarter of 2001, net income decreased $1.5 million, or 46%, to $1.8 million, or 4% of revenues through the third quarter of 2001 compared to net income of $3.3 million, or 6% of revenues, through the third quarter of 2000.

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

Cash provided by operating activities was $8.6 million through the third quarter of 2001 compared to $10.4 million for the same period in 2000. The $1.8 million decrease was primarily due to decreased cash from operations at the Inns.

Cash used in investing activities through the second quarter of 2001 and 2000 was $4.0 million and $6.2 million, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $3.3 million and $5.2 million through the third quarters of 2001 and 2000, respectively, and we provided additional cash of $1.6 million to the fund in the first quarter of 2000. Capital expenditures were $2.1 million and $3.2 million through the third quarters of 2001 and 2000, respectively.

Cash used in financing activities through the third quarters of 2001 and 2000 were $1.5 million and $1.2 million, respectively, which represented repayments of mortgage debt. There were no distributions to the partners during the first three quarters of 2001 or 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 7, 2001, the Partnership's mortgage debt has a fixed interest rate.

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


                                               MARRIOTT RESIDENCE INN II
                                               LIMITED PARTNERSHIP

                                               By: RIBM TWO LLC
                                                   General Partner




         October 22, 2001                      By: /s/ Mathew Whelan
                                                   ----------------------
                                                   Mathew Whelan
                                                   Vice President