Form 10-K
period 2001-12-31
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2002-03-28
CIK 841283

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

 [X]               Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                                       OR

 [_]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         52-1605434
---------------------------------------               ------------------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         10400 Fernwood Road
          Bethesda, Maryland                                      20817
 --------------------------------------               ------------------------------
   (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 301-380-9000

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No ___.
                      ---

================================================================================

================================================================================
                  Marriott Residence Inn II Limited Partnership
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                    PAGE NO.
                                                                                                    --------
                                                    PART I

Items 1 & 2.  Business and Properties ..............................................................   1

Item 3.       Legal Proceedings ....................................................................   6

Item 4.       Submission of Matters to a Vote of Security Holders ..................................   6


                                                   PART II

Item 5.       Market For The Partnership's Limited Partnership Units
              and Related Security Holder Matters ..................................................   7

Item 6.       Selected Financial Data ..............................................................   8

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ............................................................   8

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ...........................  13

Item 8.       Financial Statements and Supplementary Data ..........................................  14

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................................................  27


                                                   PART III

Item 10.      Directors and Executive Officers .....................................................  27

Item 11.      Management Remuneration and Transactions .............................................  27

Item 12.      Security Ownership of Certain Beneficial Owners and Management .......................  28

Item 13.      Certain Relationships and Related Transactions .......................................  28


                                                   PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules, and Reports on Form 8-K ........  29

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

..    national and local economic and business conditions, including the effect of the terrorist attacks of September 11, 2001 on travel, that will affect, among other things, demand for products and services at our properties and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

..    our ability to maintain the properties in a first-class manner, including meeting capital expenditure requirements;

..    our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

..    our degree of leverage which may affect our ability to obtain financing in the future or compliance with current debt covenants;

..    changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

..    government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof; and

..    other factors discussed in other filings with the Securities and Exchange
     Commission.

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

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

Description of the Partnership

Marriott Residence Inn II Limited Partnership is a Delaware limited partnership formed on September 20, 1988 to acquire, own and operate 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites as of December 31, 2001. The partnership was formed through a public offering of 70,000 limited partnership units (the "Units") in 1988. Marriott RIBM Two LLC is the 1% general partner and is a wholly-owned subsidiary of Host Marriott, L.P.

The Inns are operated as part of the Residence Inn by Marriott system and are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("Marriott International" or "MII"), under two long-term management agreements (the "Management Agreements"). Additionally, the Partnership, Bossier LLC, and the Manager entered into a coordination agreement to ensure that certain calculations for items such as fees, payments of operating profit and escrow contributions are made for all 23 Inns. The Management Agreements expire in 2012 with renewals at the option of the Manager for one or more of the Inns for up to 45 years thereafter.

Potential Sale of the Partnership

Consistent with the terms of the partnership agreement and the original investment objectives contemplated at the formation of the partnership, the general partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. As stated in the partnership's letter to limited partners dated October 9, 2001, the general partner engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor to solicit bids from interested parties. As part of that process, Merrill Lynch prepared a list of over 20 parties who they believed might have an interest in acquiring either the partnership's Inns or the limited partner units and contacted those parties. Several of the parties contacted requested additional information, conducted preliminary due diligence of the partnership and submitted acquisition proposals to the partnership.

As previously disclosed to the limited partners, as a result of this process the partnership had begun exclusive discussions with one potential acquirer. These discussions were suspended as a result of the terrorist attacks of September 11, 2001 to allow the parties to determine the effect on the business and operations of the Partnership of the terrorist attacks of September 11, 2001, as well as the current economic conditions in general. The general partner understands that the potential acquirer is continuing to evaluate the possibility of a transaction with the Partnership, taking into account the current operating results of the Inns and the general economic environment. Accordingly, there can be no assurance that a transaction will occur or, if it were to occur, the timing or ultimate value of any such transaction. In addition, if a transaction were to occur, it would require approval of the limited partners as well as the consent of the partnership's lenders.

As disclosed in a tender offer statement filed on Schedule TO with the Securities and Exchange Commission on February 19, 2002, an unsolicited tender offer was made by Madison Liquidity Investors 117, LLC, MRI Partners LLC, Madison Capital Management, LLC, Haberhill LLC, Bryan E. Gordon, Ronald M. Dickerman and Douglas H. S. Greene, as co-bidders ("Madison"). The tender offer provides for the purchase of up to 8,341 of the limited partnership Units of the Partnership (approximately 12% of the outstanding Units) for $300 per Unit in cash, reduced by any cash distributions made or declared on or after February 15, 2002. In a letter mailed to limited partners on March 6, 2002 concurrent with a Schedule 14D-9 filed with the Securities & Exchange commission, the general partner responded with a neutral recommendation to the limited partners regarding the tender offer by Madison. Subsequent to our filing, Madison filed an amendment to their Schedule TO reducing the offer to purchase limited partner interests to $200 per unit. Any limited partner who had previously tendered at $300 will receive $200 unless they withdraw their tender prior to the expiration date which is April 16, 2002. The limited partners will have to make a determination as to whether to wait for a possible transaction resulting from the Merrill Lynch solicitation efforts discussed above or to sell their Units now at the amended tender offer price.

If a limited partner is interested in liquidating its Units immediately, the tender offer gives the limited partner this opportunity. In this regard, limited partners should be aware that, based upon the Partnership's current results of operations, its debt-service obligations, its capital-expenditure requirements for the next several years there can be no assurance that a better offer for the purchase of the Units will be available now or in the future.

Although the General Partner continues to pursue a sale of the Partnership, there can be no assurance that a transaction will occur or, if it were to occur, of the timing or ultimate value of any such transaction. If the General Partner is unable to find an acquirer for the Partnership, or finds the consideration offered by the acquirer to be below an acceptable level, the General Partner will terminate the sale process and continue to conduct the business and affairs of the Partnership. If the Partnership continues to operate, the General Partner will continue to pursue all options at its disposal to maximize the value of the Partnership to the limited partners.

Hotel Lodging Industry

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

The lodging industry in general, and the extended-stay segment in particular, is highly competitive, with several major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations, and room rates. The following are key participants in the extended stay segment of the lodging industry: Residence Inn, Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America, and AmeriSuites.

Residence Inn by Marriott continues to be highly competitive in its segment. The Manager has attempted to maintain the brand's competitive position through focused marketing efforts and programs that demonstrate a continued guest commitment. Year 2001 has been a challenge as extended-stay hotel competitors continue to increase their presence in the market. Despite the age of the Inn's the Manager has continued its efforts to maintain its position as a leader in this hospitality category, focusing on customers that prefer a quality residential experience. The Manager is continuing to monitor the introduction and growth of new extended-stay brands including Homewood Suites by Hilton, Hawthorne Suites, Summerfield Suites, Extended Stay America, and AmeriSuites. In addition, a renewed focus will be placed on strengthening each Inn's sales efforts in order to solidify the existing relationships with current clients and to establish new ones.

While room supply in the extended stay market has continued to grow, demand declined during 2001 as a result of the sluggish economy that was intensified by the September 11th terrorist attacks. We believe that demand will remain below historical levels at least during the first half of 2002, but will begin to grow toward the end of 2002 and continue to grow in 2003 if the economy is able to attain a sustained recovery.

The economic trends affecting the lodging industry, the overall economy and the extent of renovations and capital expenditures will be major factors in generating growth in Inn revenues, and the ability of the Manager will also have a material impact on future Inn level sales and operating profit growth. The Inns may be impacted by increasing costs, but unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher costs often can be passed on to customers, particularly in the transient segment. However, the events of September 11 and the economic downturn have affected the Manager's ability to increase room rates. As a result of the current economic recession, the fourth quarter 2001 results of operations were significantly below the prior year results. In order to maintain operating margins at levels comparable to prior year, the partnership, in conjunction with the Manager, has implemented a number of cost saving initiatives, while still focusing on offering a quality residential experience. Despite the Manager's efforts to increase demand at the Inns, there has been increased pressure on room rates.

Lodging Properties

Our portfolio consists of 23 Residence Inn by Marriott Inns as of December 31, 2001. The Inns range in age between 12 and 18 years. The Inns are geographically diversified among 16 states.

Our properties endeavor to provide consistently superior lodging at a fair price with an appealing, friendly, and contemporary residential character. The Inns are extended-stay hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Our Inns average 108 suites, which are a mixture of one bedroom, two bedroom, or two-story penthouse suites. The Inns are located in suburban settings and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Each suite contains a fully-equipped kitchen and many suites have woodburning fireplaces.

To maintain the overall quality of our properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Over the past several years, the General Partner has retained cash in the Partnership in anticipation of financing required capital improvements to the Inns. In light of the increased competition in the extended-stay hotel market, the Manager has proposed additional improvements to the Inns totaling approximately $59 million over the next five years that are intended to enhance their overall value and competitiveness. These improvements include total suite refurbishments at a majority of the Inns as part of the Partnership's ongoing routine capital replacement. The General Partner has reviewed the Manager's proposed Inn renovations and improvements with respect to fiscal 2002 and has agreed to undertake certain of these capital improvements. The improvements that the General Partner has agreed to undertake involves nine Inns that were built between 1985 and 1989 and that have not been renovated in four to nine years. As a result, the General Partner expects to fund these improvements with approximately $9.7 million (approximately $138 per Unit) of the Partnership's existing cash reserves

The following table sets forth as of March 1, 2002, the location and number of rooms for each of our properties.

                         Inn                             Number of Suites
               ----------------------                   ------------------
               Alabama
                  Birmingham                                   128
               California
                  Arcadia                                      120
                  Irvine                                       112
                  Placentia                                    112
               Florida
                  Boca Raton                                   120
                  Jacksonville                                 112
                  Pensacola                                     64
                  St. Petersburg                                88
               Illinois
                  Chicago-Deerfield                            128
               Louisiana
                  Shreveport-Bossier City                       72
               Massachusetts
                  Boston-Danvers                                96
               Michigan
                  Kalamazoo                                     83
               Missouri

                         Inn                             Number of Suites
               ----------------------                   ------------------
                  Jackson                                       120
               Nevada
                  Las Vegas                                     192
               New Mexico
                  Santa Fe                                      120
               North Carolina
                  Charlotte North                                91
                  Greensboro                                    128
               Ohio
                  Akron                                         112
               Pennsylvania
                  Valley Forge                                   88
               South Carolina
                  Columbia                                      128
                  Spartanburg                                    88
               Tennessee
                  Memphis                                       105
               Texas
                  Lubbock                                        80
                                                        ------------------
                                           TOTAL SUITES:      2,487
                                                        ==================

Seasonality

Demand is affected by normally recurring seasonal patterns. For most of the Inns, demand is higher in the spring and summer months (March through October) than during the remainder of the year. As a result of the economic slowdown and events of September 11, fourth quarter 2001 operations were much lower than the same period in 2000.

Management Agreement

The Inns are operated by the Manager pursuant to two long-term management agreements both of which expire in 2012. The terms of the Management Agreements provide for the establishment of a property improvement fund to provide for capital requirements and replacements of furniture, fixtures, and equipment at the Inns. The primary provisions of the Management Agreement are discussed at
Item 8, Note 7 to the financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting quarter. All transfers are subject to approval by the general partner. As of December 31, 2001, there were 3,405 holders of record of the partnership's 70,000 Units.

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

As of December 31, 2001, the partnership has distributed a total of $46,101,000 to the general and limited partners ($652 per limited partner unit) since inception. There were no distributions in 2001, 2000 or 1999. No distributions of Capital Receipts have been made since inception.

For future cash distributions, see "Capital Resources and Liquidity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data which has been derived from our audited financial statements for the five most recent fiscal years ended December 31, 2001.

                                                               2001         2000          1999         1998         1997
                                                            -----------  -----------  -----------  -----------  -----------
                                                                         (in thousands, except per unit amounts)
Income Statement Data:

   Revenues .............................................   $ 66,531     $ 73,088       $  71,957  $  71,658    $  71,039
   Operating profit .....................................     11,925        9,288          13,476     14,679       17,147
   Income (loss) before extraordinary items .............      1,026       (1,476)          1,946      2,822        4,894
   Net income ...........................................      1,026       21,217/(1)/      1,946      2,822        4,894
   Net income per limited partner unit (70,000 Units) ...         15          300/(1)/         28         40           69

Balance Sheet Data:

   Total assets .........................................   $173,714     $172,072       $ 172,669  $ 168,866    $ 167,883
   Total liabilities ....................................    139,675       39,059/(1)/    160,873    159,016      157,319
   Cash distributions
     per limited partner unit (70,000 Units) ............         --           --              --         50           50

----------
(1) Fiscal year 2000 operations include an extraordinary gain of $22.7 million representing the forgiveness of deferred incentive management fees by the Manager in connection with the Litigation Settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Marriott Residence Inn II Limited Partnership is the owner of 23 extended-stay limited service hotels, which are operated as part of the Residence Inn by Marriott system and managed by Residence Inn by Marriott, Inc.

RECENT EVENTS

As a result of the decline in the economy, combined with the effects of the September 11, 2001 terrorist attacks, the hospitality and travel industry has experienced a significant decrease in operations during the second half of 2001. Revenues decreased $6.6 million, or 9%, to $66.5 million in 2001 from $73.1 million in 2000, primarily as a result of decreases in occupancy and room rates, which were flat or decreasing throughout the year. During the fourth quarter of 2001, revenues decreased $3.6 million, or 17%, compared to the same period in 2000. The partnership also anticipates that some costs, such as insurance, will likely increase faster than the rate of inflation in 2002, which will further affect operating profit. The partnership, in conjunction with the Manager, has implemented a number of cost saving initiatives to reflect the reduced occupancy at the Inns, including reducing labor costs. If demand in the hospitality and travel industry returns to more historic levels of operations, the partnership should experience increased occupancy and room rates, which should improve operating margins in the future.

RESULTS OF OPERATIONS

The following table shows selected combined operating statistics for the Inns. RevPAR represents the combination of average daily suite rate charged and the average daily occupancy achieved, and is a commonly used indicator of hotel performance.

                                                                  Year Ended December 31,
                                                        ------------------------------------------
                                                           2001            2000           1999
                                                        -----------    -----------     -----------
            Combined average daily occupancy ........         76.1%          81.8%           82.5%
            Combined average daily suite rate .......   $     92.56    $     94.19     $     91.37
            RevPAR ..................................   $     70.42    $     77.02     $     75.38

2001 Compared to 2000:

Revenues. Revenues decreased $6.6 million, or 9%, to $66.5 million in 2001 from $73.1 million in 2000 as a result of the September 11, 2001 terrorist attacks and the continued overall weakness of the economy. RevPAR decreased 9% to $70.42, primarily as the result of a 2% decrease in the combined average daily suite rate to $92.56 and a 6 percentage point decrease in the combined average daily occupancy to 76.1%. RevPAR does not include other ancillary revenues generated by the Inns.

Operating Costs and Expenses. Operating costs and expenses decreased to $54.6 million in 2001 from $63.8 million in 2000. The decrease was primarily due to decreases in Inn property-level costs and expenses discussed below as well as decreases in fees due to the Manager, which are affected by changes in Inn revenues. In addition, the total operating costs and expenses for 2000 were increased as a result of a nonrecurring impairment charge of $5.2 million during the fourth quarter 2000 for one property, whose value was determined to be impaired. See Note 2 to the financial statements. As a percentage of Inn revenues, operating costs and expenses represented 82% of revenues for 2001 and 87% of revenues for 2000.

Inn property-level costs and expenses decreased to $37.5 million in 2001 from $40.8 million in 2000. The decrease is primarily due to decreases in general and administrative and controllable rooms expenses as a result of the Manager's cost-cutting efforts at the Inns.

Operating Profit. As a result of the changes in operating costs and expenses discussed above, operating profit increased $2.6 million, or 28%, to $11.9 million, or 18% of revenues, in 2001 from $9.3 million, or 13% of revenues in 2000.

Interest Expense. Interest expense decreased 2% to $12.4 million in 2001 from $12.6 million in 2000 due to principal amortization on the mortgage debt.

Net Income. Net income decreased $20.2 million to $1 million, or 2% of revenues, in 2001 from $21.2 million, or 29% of revenues, in 2000. However, net income in 2000 included an extraordinary gain of $22.7 million on the forgiveness of deferred incentive management fees, as discussed below.

2000 Compared to 1999:

Revenues. Revenues increased $1.1 million, or 2%, to $73.1 million in 2000 from $72.0 million in 1999 as a result of the growth in REVPAR of 2%. REVPAR does not include other ancillary revenues generated by the Inns. The increase in REVPAR was primarily the result of a 3% increase in the combined average daily suite rate to $94.19, offset by a 1 percentage point decrease in the combined average daily occupancy to 81.8%.

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

CAPITAL RESOURCES AND LIQUIDITY

Our financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for suite refurbishments at a majority of the Inns as part of ongoing routine capital maintenance and to remain competitive in the market place. Over the past several years, the General Partner has retained cash in the Partnership in anticipation of financing required capital improvements to the Inns. Additionally, to reduce the shortfall, we made additional cash contributions of $1.6 million and $2.5 million to the property improvement fund in the first quarters of 2000 and 1999, respectively, and increased the contribution rate beginning in 1999 to 7% of gross Inn revenues. The contribution rate will remain at 7% for 2002.

As discussed in Business & Properties, the Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. Based upon information provided by the Manager, approximately $59 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The general partner does not believe that cash flows from the operations of the Inns will be sufficient to fund these improvements. As a result, the general partner expects to fund these improvements with approximately $9.7 million (approximately $138 per Unit) of the Partnership's existing cash reserves. Actual funding of these improvements is not expected to occur until the end of fiscal year 2002. The general partner will continue to monitor the capital expenditure program with a view towards maximizing limited partner value.

The Manager of the Inns has also proposed additional improvements to the Inns that are intended to be implemented in fiscal years subsequent to 2002. The general partner will review and assess these additional proposed improvements annually at the end of each fiscal year.

The general partner does not believe that cash from Inn operations and the Partnership's remaining cash reserves will be sufficient to fund the Partnership's required debt service payments and all of the proposed additional capital expenditures requested by the Manager of the Inns. As a result, it appears unlikely that cash distributions will be possible for the next several years.

Principal Sources and Uses of Cash

Our principal source of cash is cash from operations. Our principal uses of cash are to make debt service payments, and fund the property improvement fund.

Cash provided by operating activities was $11 million, $14.8 million and $14.4 million in 2001, 2000 and 1999, respectively. The $3.8 million decrease in cash from operations in 2001 from 2000 was primarily due to declining operations at the Inns. The $374,000 increase in cash from operations in 2000 from 1999 was primarily due to the improvement in Inn operations as a result of an increase in the average daily suite rate.

Cash used in investing activities was $5.5 million, $8.8 million and $8.2 million in 2001, 2000 and 1999, respectively. Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Capital expenditures in 2001, 2000 and 1999 include $1.2 million, $1.8 million and $.5 million, respectively, paid from the partnership's operating cash account for owner funded projects.

Based on capital budgets provided by the Manager, the property improvement fund reserves were deemed insufficient beginning in 1998, primarily due to the need to complete total suite refurbishments at the majority of the Inns in the next several years. To minimize the shortfall, the contribution rate was increased, beginning in 1999, to 7% of gross Inn revenues and additional cash contributions were made to the fund of $1.6 million and $2.5 million during 2000 and 1999, respectively. Contributions to the property improvement fund were $4.7 million, $6.7 million and $7.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, while expenditures were $4.8 million, $3.2 million and $7.5 million, respectively, during the same time periods.

Cash used in financing activities was $2.7 million, $1.6 million and $1.2 million in 2001, 2000 and 1999, respectively. Financing activities consist primarily of the repayment of mortgage debt. There were no cash distributions to the partners in 1999, 2000 or 2001. As previously discussed, it appears unlikely that cash distributions will be possible for the next several years.

The mortgage debt is comprised of a $140 million note which bears interest at a fixed rate of 8.85% and matures on March 10, 2006. The mortgage is secured by first mortgages on 22 of the 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts and other intangibles and our rights under the Management Agreements. Additionally, as part of the refinancing, we were required to deposit $500,000 into a reserve account and fund $250,000 annually through 2006 into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City, Louisiana Residence Inn, which did not pass certain thresholds to enable the property to collateralize the debt. The balance of this reserve was $1,292,000 as of December 31, 2001. The initial $500,000 deposit was funded by the lender. We are required to repay the initial reserve as promptly as possible if we draw on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day LIBOR plus
4.5 percentage points. If we do not need to draw on the reserve account, the lender will hold the reserve until such time as the mortgage debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property.

Amounts Paid to the Manager and General Partner

The following table sets forth the amount paid to MII and affiliates under the Management Agreements for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                      2001            2000           1999
                                                   -----------    -----------    -----------
         Residence Inn system fee ..............   $     2,549    $     2,789    $     2,734
         Chain services ........................         1,803          1,941          1,975
         Marketing fund contribution ...........         1,593          1,743          1,705
         Base management fee ...................         1,331          1,462          1,439
         MRP costs .............................           191            277            249
         Incentive management fee ..............             -             --             14
                                                   -----------    -----------    -----------

                                                   $     7,467    $     8,212    $     8,116
                                                   ===========    ===========    ===========

The following sets forth amounts paid by the partnership to Host Marriott and its subsidiaries, including the general partner, for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                        2001            2000           1999
                                                     -----------    -----------    -----------
           Administrative expenses reimbursed ..     $       176    $       374    $       105
                                                     -----------    -----------    -----------
                                                     $       176    $       374    $       105
                                                     ===========    ===========    ===========

Inflation

Our hotel lodging properties have been impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation often can be passed on to customers. However, the current weak economic environment has resulted in a decline in demand and has restricted our Manager's ability to raise room rates to offset rising costs.

Critical Accounting Policies

Our consolidated financial statements include accounts of the Partnership and its subsidiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. All of our significant accounting policies are disclosed in note 2 to the audited financial statements. The following critical accounting policy requires the use of business judgment or significant estimates to be made.

Long-lived assets. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because an impairment results in an immediate negative adjustment to net income. On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The partnership does not have market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the partnership does not hold any financial instruments for trading purposes. As of December 31, 2001, all of the partnership's debt has a fixed interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                             Page
-----                                                                                             ----
Residence Inn by Marriott II Limited Partnership Consolidated Financial Statements:

     Report of Independent Public Accountants ..................................................    15

     Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............................    16

     Consolidated Statements of Operations for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999 ........................................................    17

     Consolidated Statements of Changes in Partners' Capital for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999 ........................................................    18

     Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999 ........................................................    19

     Notes to Consolidated Financial Statements ................................................    20

                    Report of Independent Public Accountants


TO THE PARTNERS OF MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Marriott Residence Inn II Limited Partnership (a Delaware limited partnership) and subsidiary, as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three fiscal years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Residence Inn II Limited Partnership and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP




Vienna, Virginia
March 18, 2002

                           Consolidated Balance Sheets
          Marriott Residence Inn II Limited Partnership and Subsidiary
                           December 31, 2001 and 2000
                                 (in thousands)

                                                                              2001              2000
                                                                          -------------    -------------
                                     ASSETS
Property and equipment, net ...........................................   $     132,137    $     133,126
Due from Residence Inn by Marriott, Inc. ..............................           3,005            2,814
Deferred financing costs, net of accumulated amortization .............           1,738            2,150
Property improvement fund .............................................           3,923            3,998
Restricted cash reserves ..............................................           7,762            7,693
Cash and cash equivalents .............................................          25,149           22,291
                                                                          -------------    -------------

                                                                          $     173,714    $     172,072
                                                                          =============    =============

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt .......................................................   $     132,198    $     134,166
  Incentive management fee due to Residence Inn by Marriott, Inc. .....           5,440            2,895
  Accounts payable and accrued expenses ...............................           2,037            1,998
                                                                          -------------    -------------

        Total Liabilities .............................................         139,675          139,059
                                                                          -------------    -------------

PARTNERS' CAPITAL
  General Partner
    Capital contribution ..............................................             707              707
    Capital distributions .............................................            (461)            (461)
    Cumulative net income .............................................             172              162
                                                                          -------------    -------------

                                                                                    418              408
                                                                          -------------    -------------
  Limited Partners
    Capital contributions .............................................          62,155           62,155
    Capital distributions .............................................         (45,640)         (45,640)
    Cumulative net income .............................................          17,106           16,090
                                                                          -------------    -------------

                                                                                 33,621           32,605
                                                                          -------------    -------------

        Total Partners' Capital .......................................          34,039           33,013
                                                                          -------------    -------------

                                                                          $     173,714    $     172,072
                                                                          =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2001, 2000 and 1999
                     (in thousands, except per Unit amounts)

                                                                        2001            2000           1999
                                                                     -----------    -----------    -----------
REVENUES
   Suites .........................................................  $    63,727    $    69,721    $    68,360
   Other ..........................................................        2,804          3,367          3,597
                                                                     -----------    -----------    -----------
     Total revenues ...............................................       66,531         73,088         71,957
                                                                     -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   Suites .........................................................       16,107         17,752         17,213
   Other department costs and expenses ............................        1,475          1,806          1,910
   Selling, administrative and other ..............................       19,877         21,254         20,380
   Depreciation ...................................................        7,295          7,163          8,120
   Incentive management fee .......................................        2,545          2,895          3,090
   Residence Inn system fee .......................................        2,549          2,789          2,734
   Property taxes .................................................        2,262          2,307          2,270
   Base management fee ............................................        1,331          1,462          1,439
   Equipment rent and other .......................................        1,165          1,202          1,325
   Loss on impairment of long-lived assets ........................           --          5,170             --
                                                                     -----------    -----------    -----------
                                                                          54,606         63,800         58,481
                                                                     -----------    -----------    -----------

OPERATING PROFIT ..................................................       11,925          9,288         13,476
   Interest expense ...............................................      (12,362)       (12,562)       (12,681)
   Interest income ................................................        1,463          1,798          1,151
                                                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ..........................        1,026         (1,476)         1,946
   Extraordinary gain on the forgiveness of deferred incentive
     management fees ..............................................           --         22,693             --
                                                                     -----------    -----------    -----------

NET INCOME ........................................................  $     1,026    $    21,217    $     1,946
                                                                     ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner ................................................  $        10    $       212    $        19
   Limited Partners ...............................................        1,016         21,005          1,927
                                                                     -----------    -----------    -----------
                                                                     $     1,026    $    21,217    $     1,946
                                                                     ===========    ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT (70,000 Units) ................  $        15    $       300    $        28
                                                                     ===========    ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statements of Changes in Partners' Capital
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                         General          Limited
                                                                         Partner          Partners           Total
                                                                      -------------     -------------    -------------
Balance, December 31, 1998 .......................................... $         177     $       9,673    $       9,850

     Net income .....................................................            19             1,927            1,946
                                                                      -------------     -------------    -------------

Balance, December 31, 1999 ..........................................           196            11,600           11,796

     Net income .....................................................           212            21,005           21,217
                                                                      -------------     -------------    -------------

Balance, December 31, 2000 ..........................................           408            32,605           33,013

     Net income .....................................................            10             1,016            1,026
                                                                      -------------     -------------    -------------

Balance, December 31, 2001 .......................................... $         418     $      33,621    $      34,039
                                                                      =============     =============    =============


   The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
          Marriott Residence Inn II Limited Partnership and Subsidiary
              For the Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                                    2001           2000           1999
                                                                                ------------   ------------   -----------
OPERATING ACTIVITIES
   Net income ...............................................................   $      1,026   $     21,217   $     1,946
   Extraordinary gain on the forgiveness of deferred incentive
      management fees .......................................................             --        (22,693)           --
   Depreciation .............................................................          7,295          7,163         8,120
   Deferred incentive management fee ........................................          2,545          2,895         3,076
   Amortization of deferred financing costs as interest .....................            412            412           411
   Loss on dispositions of property and equipment ...........................              2             73           125
   Loss on impairment of long-lived assets ..................................             --          5,170            --
   Change in operating accounts:
      (Increase)/Decrease in due from Residence Inn by Marriott, Inc. .......           (191)           610           522
      Increase/(Decrease) in accounts payable and accrued expenses ..........             39           (249)          430
      Decrease/(Increase) in restricted cash reserves .......................            (91)           155          (251)
                                                                                ------------   ------------   -----------

         Cash provided by operating activities ..............................         11,037         14,753        14,379
                                                                                ------------   ------------   -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net .................................         (6,308)        (5,008)       (7,387)
   Change in property improvement fund ......................................             75         (3,532)         (607)
   Change in restricted cash reserves .......................................            768           (250)         (250)
                                                                                ------------   ------------   -----------

         Cash used in investing activities ..................................         (5,465)        (8,790)       (8,244)
                                                                                ------------   ------------   -----------

FINANCING ACTIVITIES
   Repayment of mortgage debt ...............................................         (1,968)        (1,767)       (1,649)
   Change in restricted cash reserves .......................................           (746)           216           452
                                                                                ------------   ------------   -----------

         Cash used in financing activities ..................................         (2,714)        (1,551)       (1,197)
                                                                                ------------   ------------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS .......................................          2,858          4,412         4,938

CASH AND CASH EQUIVALENTS at beginning of year ..............................         22,291         17,879        12,941
                                                                                ------------   ------------   -----------

CASH AND CASH EQUIVALENTS at end of year ....................................   $     25,149   $     22,291   $    17,879
                                                                                ============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest ..........................................   $     11,960   $     12,159   $    12,278
                                                                                ============   ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary

NOTE 1. THE PARTNERSHIP

Description of the Partnership

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership, was formed on September 20, 1988, to acquire, own and operate 23 Residence Inn by Marriott hotels (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states in the United States: four in Florida, three in California, two in both North Carolina and South Carolina and one in each of Alabama, Illinois, Louisiana, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Texas. As of December 31, 2001, the Inns have a total of 2,487 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), as part of the Residence Inn by Marriott hotel system.

The partnership was formed through a public offering of 70,000 limited partnership interests (the "Units") in 1998. The sole general partner, with a 1% interest, is RIBM Two LLC, a Delaware single member limited liability company, which is owned directly and indirectly by Host Marriott, L.P. (`Host LP"), as of December 31, 2001.

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

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary


The partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. During 2000, the Inn located in Memphis, Tennessee experienced declining cash flows, primarily due to additional competition in its local market. As a result, the partnership concluded that the Inn was impaired, adjusted its basis to the estimated fair market value, and recorded an impairment charge of $5,170,000 during the fourth quarter of 2000. There was no such adjustment required at December 31, 2001.

Income Taxes

Provision for Federal and state income taxes has not been made in the consolidated financial statements since the partnership does not pay income taxes but rather allocates profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income (loss) as reported in the partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and the timing of the recognition of base and incentive management fee expense. As a result of these differences, the partnership's net assets reported in the accompanying consolidated financial statements exceed the tax basis of such net assets by $6,819,000 and $8,721,000 as of December 31, 2001 and 2000,
respectively.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the debt financing and are amortized over the term of the debt. As of December 31, 2001 and 2000, deferred financing costs, net of accumulated amortization, totaled $1,738,000 and $2,150,000, respectively. Amortization of deferred financing costs totaled $412,000, $412,000 and $411,000 in 2001, 2000, and 1999, respectively.

Restricted Cash Reserves

On March 22, 1996, the partnership was required to establish certain reserves in conjunction with the refinancing of the Mortgage Debt as described in Note 6. The balances in those reserves, along with other reserves, as of December 31 are as follows (in thousands):

                                                                      2001           2000
                                                                  ----------      ----------
             Capital Expenditure Reserve .......................  $    1,523      $    2,291
             Debt Service Reserve ..............................       5,172           4,426
             Real Estate Tax and Insurance Reserve .............       1,067             976
                                                                  ----------      ----------
                                                                  $    7,762      $    7,693
                                                                  ==========      ==========

Cash and Cash Equivalents

The partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2001 presentation.

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary

Application of New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets SFAS No. 121" to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. The Partnership does not believe implementation of the standard will have a material effect on the Partnership.

NOTE 3.  LITIGATION SETTLEMENT

In September 2000, the general partner, Marriott International, Inc., and related defendants closed on the settlement of a lawsuit filed by limited partners from seven limited partnerships, including the partnership's limited partners ("Litigation Settlement"). In accordance with the terms of the settlement, the defendants made cash payments of approximately $152 per Unit to the limited partners, in exchange for dismissal of the litigation and a complete release of all claims. In addition to these cash payments, the Manager agreed to forgive $22.7 million of deferred incentive management fees payable by the partnership, which is reflected as an extraordinary gain in the statements of operations for the year ended December 31, 2000.

The partnership and the Inns are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the partnership.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                           2001           2000
                                                                       -----------    ------------
                  Land ..............................................  $    36,613    $     36,613
                  Building and improvements .........................      132,841         128,145
                  Furniture and equipment ...........................       34,093          32,497
                                                                       -----------    ------------
                                                                           203,547         197,255
                  Accumulated depreciation ..........................      (71,410)        (64,129)
                                                                       -----------    ------------

                                                                       $   132,137    $    133,126
                                                                       ===========    ============

NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below (in thousands). The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary

                                             As of December 31, 2001            As of December 31, 2000
                                           --------------------------        ---------------------------
                                                            Estimated                         Estimated
                                             Carrying          Fair           Carrying          Fair
                                              Amount          Value            Amount           Value
                                           ------------    ----------        ----------      -----------
Mortgage debt ...........................  $  132,198      $  132,628        $  134,166      $  137,427

The estimated fair value of the mortgage debt obligation is based on expected future debt service payments discounted at estimated risk adjusted rates.

NOTE 6.  MORTGAGE DEBT

The partnership's mortgage debt (the "Mortgage Debt") is comprised of a $140 million note. The Mortgage Debt is nonrecourse to the partnership, bears interest at a fixed rate of 8.85% based upon actual number of days over a 360 day year for a 10-year term expiring March 10, 2006 and required payments of interest only during the first loan year and principal amortization based upon a 25-year amortization schedule beginning with the second loan year.

Principal amortization of the Mortgage Debt at December 31, 2001 is as follows (in thousands):

                  2002 ...................  $   2,152
                  2003 ...................      2,353
                  2004 ...................      2,540
                  2005 ...................      2,811
                  2006 ...................    122,342
                  Thereafter .............         --
                                            ---------
                                            $ 132,198
                                            =========

The Mortgage Debt is secured by first mortgages on 22 of the partnership's 23 Inns, the land on which they are located, a security interest in all personal property associated with those Inns including furniture and equipment, inventory, contracts, and other intangibles and the partnership's rights under the management agreements. The Bossier City Residence Inn did not pass certain required thresholds to enable the property to collateralize the Mortgage Debt. The partnership was required to deposit $500,000 into a reserve account and fund $250,000 annually into the account to provide for any claim, investigation, or litigation that may arise from any environmental condition at the Bossier City Residence Inn. The initial $500,000 deposit was funded by the lender. The partnership is required to repay the initial reserve as promptly as possible if the partnership draws on the deposit or by the end of the 10-year term in March 2006. Any draws upon the account will accrue interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 4.5 percentage points. If the partnership does not need to draw on the reserve account, the lender will hold the reserve until such time as the Mortgage Debt is either repaid, or a governmental authority determines that the statute of limitations on filing any claims has expired or that no further remedial activities are required at the property. The balance of this reserve, as of December 31, 2001, is $1,292,000 and is included in capital expenditure reserves, a component of restricted cash on the accompanying consolidated balance sheets.

Pursuant to the terms of the Mortgage Debt, the partnership was required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Real Estate Tax and Insurance Escrow Reserves") for each mortgaged property due to a downgrade of the credit rating of MII by Standard and Poor Rating Services in 1997. The partnership funded the Real Estate Tax and Insurance Escrow Reserve for $834,000 in 1997. As a result of this downgrade, the Mortgage Debt also required the partnership to fund an

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary

additional month's debt service into the debt service reserve account over a six month period and the Manager required the partnership to fund an additional working capital reserve. Additionally, the terms of the Mortgage Debt require the partnership to maintain a debt service reserve equal to three months of debt service and a reserve for environmental remediation projects identified during the course of the environmental studies undertaken in conjunction with the refinancing.

NOTE 7.   MANAGEMENT AGREEMENTS

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

In addition, the Manager is entitled to an incentive management fee equal to 15% of Operating Profit, as defined (23.5% in any year in which operating profit is equal to or greater than $25.3 million; however, cumulative incentive management fees cannot exceed 20% of cumulative Operating Profit). The incentive management fee is payable out of 50% of cash flow from operations remaining after payment of debt service, provision for partnership administrative expenses, payment of the base management fee, payment of deferred base management fees and retention by the partnership of annual cash flow from operations of $7,071,000. After the partnership has retained an additional 5% return, the incentive management fee is payable out of 75% of the remaining cash flow from operations. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined. Incentive management fees of $2,545,000, $2,895,000 and $3,090,000 were earned during 2001, 2000 and 1999, respectively.
The partnership did not pay incentive management fees in 2001 or 2000. During 1999, the partnership paid incentive management fees of $14,000. Deferred incentive management fees were $5,440,000 and $2,895,000 as of December 31, 2001 and 2000, respectively. In connection with the Litigation Settlement, the Manager waived $22,693,000 of deferred incentive management fees, which was recognized as an extraordinary gain during 2000.

The Management Agreements also provide for annual payments of the Residence Inn system fee equal to 4% of suite revenues. In addition, the Manager is reimbursed for each Inn's pro rata share of the actual costs and expenses incurred in providing certain chain services on a central or regional basis to all hotels operated by the Manager. As franchiser of the Residence Inn by Marriott system, the Manager maintains a marketing fund to pay the costs associated with certain system-wide advertising, promotional, and public relations materials and programs, and operating a toll-free reservation system. Each Inn contributes 2.5% of suite revenues to the marketing fund. The Inns also participate in the Marriott Rewards Program ("MRP"). The cost of this program is charged to all hotels in the Marriott hotel system. For the years ended December 31, 2001, 2000 and 1999, respectively, the partnership paid a Residence Inn system fee of $2,549,000, $2,789,000 and $2,734,000, reimbursed the Manager for $1,803,000,
$1,941,000 and $1,975,000 of chain services, contributed $1,593,000, $1,743,000 and $1,705,000 to the marketing fund, and paid MRP costs of $191,000, $277,000 and $249,000. Chain services, contributions to the marketing fund and MRP costs are included in other operating expenses in the accompanying consolidated statements of operations.

The partnership is required to provide the Manager with working capital to meet the operating needs of the Inns. The Manager converts cash advanced by the partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the Management Agreements, the working capital will be returned to the partnership. The individual components of working capital controlled by the Manager are not reflected in the partnership's

                   Notes to Consolidated Financial Statements
          Marriott Residence Inn II Limited Partnership and Subsidiary

consolidated balance sheets. For December 31, 2001 and 2000, $2,050,000 has been advanced to the Manager for working capital which is included in Due from Residence Inn by Marriott, Inc. in the accompanying consolidated balance sheets.

The Management Agreements provide for the establishment of a property improvement fund for the Inns to cover the cost of replacements and renewals to the Inns' property and improvements. Total contributions to the property improvement fund for the years ended December 31, 2001, 2000 and 1999 were $4,657,000, $6,716,000 and $7,535,000, respectively. Based on capital budgets, it was determined that the property improvement fund was insufficient to meet current needs beginning in 1998. The shortfall is primarily due to the need to complete total suite refurbishments at the majority of the partnership's Inns. To reduce this shortfall, the partnership provided additional cash contributions of $1.6 million and $2.5 million to the property improvement fund in the first quarters of 2000 and 1999, respectively, and increased the contribution rate beginning in 1999 to 7% of gross Inn revenues. In addition, the Partnership has agreed to fund $9.7 million of capital expenditures. Actual funding of these improvements is not expected to occur until the end of the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The partnership has no directors or officers. The business and policy making functions of the partnership are carried out through the directors and executive officers of RIBM Two LLC, the General Partner, who are listed below:

                                                                                        Age at
                Name                                 Current Position              December 31, 2001
   -------------------------------   -------------------------------------------   -----------------
   Robert E. Parsons, Jr.            President and Manager                                 46
   W. Edward Walter                  Executive Vice President and Treasurer                46

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

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President for Acquisitions and was made Treasurer of Host Marriott in 1998, Executive Vice President in May 2000, and Chief Operating Officer in 2001. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner with Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the partnership has no directors or officers nor does it have any employees. Under the partnership agreement, however, the general partner has the exclusive right to conduct the business and affairs of the partnership subject only to the management agreements described in Items 1 and
13. The general partner is required to devote to the partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the general partner are not required to devote their full time to the performance of such duties. To the extent that any officer or director devotes time to the partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 2001, 2000 and 1999, the partnership reimbursed Host Marriott or its subsidiaries in the amount of $176,000, $374,000 and $105,000, respectively, for the cost of providing all administrative and other services as general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, no person owned of record, or to the partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The general partner does not own any limited partnership interest in the partnership.

The executive officers and managers of the general partner, Host Marriott, Marriott International, Inc. and their respective affiliates do not own any Units as of December 31, 2001.

The general partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. The general partner is currently involved in discussions with a potential acquirer but there can be no assurance that a transaction will occur or, if it were to occur, the timing or ultimate value of any such transaction.

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

               Schedule III - Real Estate and Accumulated Depreciation, page 27.

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          (3)  Exhibits

      Exhibit Number                             Description                                     Page
     ----------------      --------------------------------------------------------------     ---------
           *3.1            Amended and Restated Agreement of Limited Partnership of               N/A
                           Marriott Residence Inn II Limited Partnership dated
                           November 23, 1988.

           *3.2            First Amendment to Amended and Restated Agreement of                   N/A
                           Limited Partnership dated April 1, 1989.

           *3.3            First Amendment to Amended and Restated Agreement of                   N/A
                           Limited Partnership of Marriott Residence Inn II Limited
                           Partnership dated December 28, 1998.

          *10.1            Amended and Restated Management Agreement by and between               N/A
                           Residence Inn by Marriott, Inc. and Marriott Residence Inn
                           II Limited Partnership dated as of March 22, 1996.

          *10.2            Loan Agreement by and between Marriott Residence Inn II                N/A
                           Limited Partnership and the Sanwa Bank Limited dated
                           December 27, 1988.

          *10.3            Loan Agreement between Marriott Residence Inn II Limited
                           Partnership and Nomura Asset Capital Corporation dated as              N/A
                           of March 22, 1996.

           99              Confirmation on Receipt of Assurances from Arthur Andersen LLP

     ---------------------
     * Incorporated by reference to the Partnership's previously filed documents.

(b)       Reports on Form 8-K:  None

                                  SCHEDULE III

                    MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 2001
                                    (in thousands)


                                                Initial Costs                              Gross Amount at December 31, 2001
                                         --------------------------              ---------------------------------------------------
                                                                     Subsequent
                                           Land and    Building and     Costs      Land and    Buildings and
     Description                  Debt   Improvements  Improvements Capitalized  Improvements   Improvements    Total   Depreciation
--------------------           --------- ------------  ------------ -----------  ------------  -------------  --------- ------------
Las Vegas, NV                  $  15,795  $     4,967   $     8,284  $    3,004   $     3,310   $     12,945  $  16,255  $     3,772
Irvine, CA                         6,856        3,503         5,843         532         2,335          7,543      9,878        2,328
Arcadia, CA                        8,654        3,426         5,714         387         2,283          7,244      9,527        2,417
Greensboro, NC                     8,040        2,937         4,926       1,045         1,965          6,943      8,908        2,332
Birmingham, AL                     6,957        2,886         4,840         964         1,924          6,766      8,690        2,458
Boca Raton, FL                     7,009        1,753         5,809         968         1,753          6,777      8,530        2,539
Other properties,
   each less than 5% of total     78,887       37,352        59,228      11,086        23,043         84,623    107,666       31,376
                               ---------  -----------   -----------  ----------   -----------   ------------  ---------  -----------
                               $ 132,198  $    56,824   $    94,644  $   17,986   $    36,613   $    132,841  $ 169,454  $    47,222
                               =========  ===========   ===========  ==========   ===========   ============  =========  ===========

                                   Date of
                               Completion of       Date     Description
     Description                Construction    Acquired       Life
--------------------           -------------   ----------   -----------
Las Vegas, NV                       1989          1989        40 years
Irvine, CA                          1989          1989        40 years
Arcadia, CA                         1989          1989        40 years
Greensboro, NC                      1987          1988        40 years
Birmingham, AL                      1986          1988        40 years
Boca Raton, FL                      1988          1988        40 years
Other properties,
   each less than 5% of total    1983-1989     1988-1989      40 years


Notes:
-----

                                                               1999           2000            2001
                                                           -----------     -----------    -----------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year .......................  $   164,009     $   168,090    $   164,758
     Capital Expenditures ...............................        4,092           1,840          4,696
     Dispositions .......................................          (11)             (2)             -
     Impairments of long-lived assets ...................           --          (5,170)             -
                                                           -----------     -----------    -----------
     Balance at end of year .............................  $   168,090     $   164,758    $   169,454
                                                           ===========     ===========    ===========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year .......................  $    33,834     $    38,328    $    42,776
     Depreciation .......................................        4,494           4,448          4,446
                                                           -----------     -----------    -----------
     Balance at end of year .............................  $    38,328     $    42,776    $    47,222
                                                           ===========     ===========    ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $172.0 million at December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2002.

                                 MARRIOTT RESIDENCE INN II
                                 LIMITED PARTNERSHIP

                                 By: RIBM TWO LLC
                                     General Partner




                                     /s/ Robert E. Parsons, Jr.
                                     -----------------------------------
                                     President and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                              Title
---------                              -----

/s/ Robert E. Parsons, Jr.            President and Manager
---------------------------------
Robert E. Parsons, Jr.


/s/ W. Edward Walter                  Executive Vice President
---------------------------------
W. Edward Walter

/s/ John A. Carnella                  Treasurer
---------------------------------
John A. Carnella

/s/ Mathew J. Whelan                  Vice President (Chief Accounting Officer)
---------------------------------
Mathew J. Whelan