Form 10-Q
period 2002-03-22
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2002-05-06
CIK 841283

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 22, 2002             Commission File No.  033-24935


                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                               10400 Fernwood Road
                             Bethesda, MD 20817-1109
                                 (301) 380-9000

           Delaware                                 52-1605434
-----------------------------      ---------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

================================================================================

================================================================================
                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS
                                -----------------

                                                                                                       PAGE NO.
                                                                                                       --------
PART I - FINANCIAL INFORMATION (Unaudited):

              Condensed Consolidated Balance Sheets
                March 22, 2002 and December 31, 2001 ............................................        1

              Condensed Consolidated Statements of Operations
                Twelve Weeks Ended March 22, 2002 and March 23, 2001 ............................        2

              Condensed Consolidated Statements of Cash Flows
                Twelve Weeks Ended March 22, 2002 and March 23, 2001 ............................        3

              Notes to Condensed Consolidated Financial Statements ..............................        4

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations .............................................        6

              Quantitative and Qualitative Disclosures about Market Risk ........................        8

PART II - OTHER INFORMATION AND SIGNATURE .......................................................        9

                  Marriott Residence Inn II Limited Partnership
                      Condensed Consolidated Balance Sheets
                                 (IN THOUSANDS)


                                                                                    March 22,        December 31,
                                                                                      2002               2001
                                                                                  -------------    ----------------
                                                                                   (Unaudited)

                                     ASSETS

   Property and equipment, net ................................................   $     130,952    $        132,137
   Due from Residence Inn by Marriott, Inc. ...................................           4,302               3,005
   Deferred financing costs, net of accumulated amortization ..................           1,643               1,738
   Property improvement fund ..................................................           4,653               3,923
   Restricted cash reserves. ..................................................           7,020               7,762
   Cash and cash equivalents ..................................................          24,849              25,149
                                                                                  -------------    ----------------

                                                                                  $     173,419    $        173,714
                                                                                  =============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Mortgage debt ..............................................................   $     131,638    $        132,198
   Incentive management fee due to Residence Inn by Marriott, Inc. ............           6,019               5,440
   Accounts payable and accrued expenses ......................................           1,615               2,037
                                                                                  -------------    ----------------

         Total Liabilities ....................................................         139,272             139,675
                                                                                  -------------    ----------------

PARTNERS' CAPITAL
   General partner ............................................................             419                 418
   Limited Partners. ..........................................................          33,728              33,621
                                                                                  -------------    ----------------

         Total Partners' Capital ..............................................          34,147              34,039
                                                                                  -------------    ----------------

                                                                                  $     173,419    $        173,714
                                                                                  =============    ================



            See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statements of Operations
           (Unaudited, in Thousands, Except Unit and Per Unit Amounts)



                                                                                          Twelve Weeks Ended
                                                                                      March 22,         March 23,
                                                                                         2002             2001
                                                                                    -------------    --------------
REVENUES
   Suites ......................................................................    $      14,022    $       15,961
   Other. ......................................................................              574               688
                                                                                    -------------    --------------
         Total revenues.........................................................           14,596            16,649
                                                                                    -------------    --------------

OPERATING COSTS AND EXPENSES
   Suites ......................................................................            3,429             4,057
   Department costs and expenses ...............................................              446               420
   Selling, administrative and other ...........................................            4,206             4,930
   Depreciation ................................................................            1,668             1,672
   Incentive management fee ....................................................              579               641
   Residence Inn system fee ....................................................              561               638
   Property taxes ..............................................................              535               495
   Equipment rent and other ....................................................              179               225
   Base management fee .........................................................              292               333
                                                                                    -------------    --------------

OPERATING PROFIT ...............................................................            2,701             3,238
   Interest expense ............................................................           (2,723)           (2,795)
   Interest income .............................................................              130               314
                                                                                    -------------    --------------

NET INCOME .....................................................................    $         108    $          757
                                                                                    =============    ==============

ALLOCATION OF NET INCOME
   General partner .............................................................    $           1    $            8
   Limited Partners ............................................................              107               749
                                                                                    -------------    --------------

                                                                                    $         108    $          757
                                                                                    =============    ==============

NET INCOME PER LIMITED PARTNER UNIT (70,000 Units) .............................    $           2    $           11
                                                                                    =============    ==============



            See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in Thousands)


                                                                                          Twelve Weeks Ended
                                                                                      March 22,         March 23,
                                                                                        2002              2001
                                                                                    -------------    --------------
OPERATING ACTIVITIES
   Net income ..................................................................    $         108    $          757
   Depreciation ................................................................            1,668             1,672
   Amortization of deferred financing costs ....................................               95                95
   Deferred incentive management fees ..........................................              579               641
   Loss on dispositions of fixed assets ........................................               --                 2
   Change in real estate tax and insurance reserves ............................              213                84
   Changes in operating accounts................................................           (1,719)           (2,160)
                                                                                    -------------    --------------

         Cash provided by operating activities..................................              944             1,091
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net ....................................             (483)             (784)
   Change in property improvement fund..........................................             (730)             (553)
                                                                                    --------------   ---------------

         Cash used in investing activities. ....................................           (1,213)           (1,337)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Repayment of mortgage debt ..................................................             (560)             (516)
   Change in debt service reserves .............................................              529              (221)
                                                                                    -------------    --------------

         Cash used in financing activities......................................              (31)             (737)
                                                                                    -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................             (300)             (983)

CASH AND CASH EQUIVALENTS at beginning of period................................           25,149            22,291
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS at end of period......................................    $      24,849    $       21,308
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest..............................................    $       2,922    $        2,965
                                                                                    =============    ==============


            See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Organization

Marriott Residence Inn II Limited Partnership, a Delaware limited partnership, owns 23 Marriott Residence Inn properties (the "Inns") and the land on which the Inns are located. The Inns are located in 16 states and contain a total of 2,487 suites. The Inns are managed by Residence Inn by Marriott, Inc. (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. See Note 4 Subsequent Events for a discussion of a proposed merger with Apple Hospitality Two, Inc.

2.      Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements of the partnership have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the partnership's consolidated financial statements and notes thereto included in the partnership's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of the partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the partnership as of March 22, 2002, and the results of its operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

For financial reporting purposes, net income of the partnership is allocated 99% to the limited partners and 1% to RIBM Two LLC, the general partner. Significant differences exist between the net income for financial reporting purposes and the net income for federal income tax purposes. These differences are due primarily to the use, for federal income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets, and differences in the timing of the recognition of incentive management fee expense.

Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

3.       Amounts Paid to the general partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the general partner and Marriott International, Inc. for the twelve weeks ended March 22, 2002 and March 23, 2001 (unaudited, in thousands):

Marriott International, Inc.:
                                                                           2002              2001
                                                                       -------------    -------------

     Residence Inn system fee........................................  $         561    $         638
     Chain services and Marriott Rewards Program ....................            380              486
     Marketing fund contribution ....................................            351              399
     Base management fee ............................................            292              333
                                                                       -------------    -------------
                                                                       $       1,584    $       1,856
                                                                       =============    =============

General partner:
     Administrative expenses reimbursed. ............................  $          80    $          --
                                                                       =============    =============

4.       Subsequent Events

As disclosed in a letter to the limited partners on April 30, 2002, on that day the partnership entered into a definitive merger agreement with Apple Hospitality Two, Inc. ("Apple") and AHT Res II Acquisition L.P., a wholly owned indirect subsidiary of Apple, pursuant to which Apple will acquire all of the outstanding partnership interests in the partnership and will assume approximately $131 million of the Partnership's indebtedness and the Partnership's obligation to fund the $9.7 million capital expenditure plan for the current fiscal year.

The aggregate purchase price for all of the outstanding units and the one percent general partner interest of the partnership is $29,250,000. If the merger is completed, the limited partners will receive $415 in cash for each unit of limited partnership interest owned immediately prior to the closing of the merger. In addition, the limited partners will receive a beneficial interest in a liquidating trust to be created by the partnership to hold several contingent assets of the partnership and to facilitate certain cash flow adjustments and other transactions to be made by the parties after the closing of the merger. Prior to the closing of the merger, the Partnership will contribute $300,000 of Partnership cash ($4.28 per unit) and assign certain contingent assets to this trust, which will be managed without profit by the general partner. Approximately two years after the completion of the merger, the trust will be liquidated and its remaining assets distributed to the Limited Partners. The general partner will receive $200,000 in cash for its 1% general partner interest, which will be retained by Apple for a period of time after completion of the merger to satisfy certain indemnification obligations that the general partner agreed to fund under the merger agreement.

Consumation of the merger is subject to certain conditions, including approval of the merger by the limited partners holding a majority of the issued and outstanding units, consent of the partnership's lender and consent of the manager of the Inns. In connection with the proposed merger, the partnership will file a consent solicitation statement with the Securities and Exchange Commission. The partnership will mail a copy of the consent solicitation to each limited partner who is listed on the on the records of the partnerships on the record date. The partnership expects to mail the consent solicitation during the second quarter. If the merger is approved, it is expected to occur during the third quarter of 2002.


5.       Insurance

Due to the changes in the insurance markets arising prior to September 11, 2001 and the effects of the terrorist attacks on September 11, 2001, it has become more difficult and more expensive to obtain insurance. The partnership's property insurance policy reached the end of its term on April 1, 2002 and the carrier has notified the partnership that it does not intend to renew the existing policy when it expires at the end of the extension period on May 7, 2002. For the period from April 1, 2002 to May 7, 2002 a carrier that is rated A+ by A.M. Best provides the partnership's insurance. This carrier is not rated by Standard & Poors as required by the mortgage debt and the partnership has notified the lender accordingly. The Manager is in the process of renewing the partnership's property insurance coverage and intends as part of that process to attempt to obtain coverage from a carrier or carriers that are appropriately rated by S&P. If the partnership is unable to obtain insurance that complies with the debt covenants or if the partnership is unable to amend the loan documents it could have a material adverse effect on the partnership's business.

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

GENERAL

  Sale of Partnership

Consistent with the terms of the partnership agreement and the original investment objectives contemplated at the formation of the partnership, the general partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. As stated in the partnership's letter to limited partners dated October 9, 2001, the general partner engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in April 2001 to conduct a broad marketing process in an effort to maximize value for the limited partners. As disclosed in a letter to the limited partners on April 30, 2002, on that day the partnership entered into a definitive merger agreement with Apple, pursuant to which Apple and AHT Res II Acquisition, L.P. a wholly owned indirect subsidiary of Apple, will acquire all of the outstanding partnership interests in the partnership and will assume approximately $131 million of the partnership's indebtedness and the partnership's obligation to fund the $9.7 million capital expenditure plan for the current fiscal year.

The aggregate purchase price for all of the outstanding units and the one percent general partner interest of the partnership is $29,250,000. If the merger is completed, the limited partners will receive $415 in cash for each unit of limited partnership interest owned immediately prior to the closing of the merger. In addition, the limited partners will receive a beneficial interest in a liquidating trust to be created by the partnership to hold several contingent assets of the partnership and to facilitate certain cash flow adjustments and other transactions to be made by the parties after the closing of the merger. Prior to the closing of the merger, the partnership will contribute $300,000 of partnership cash ($4.28 per unit) and assign certain contingent assets to this trust, which will be managed without profit by the General Partner. Approximately two years after the completion of the merger, the trust will be liquidated and its remaining assets distributed to the limited partners. The general partner will receive $200,000 in cash for its 1% general partner interest, which will be retained by Apple for a period of time after completion of the merger to satisfy certain indemnification obligations that the general partner agreed to fund under the merger agreement although it had no obligation to do so.

Consumation of the merger is subject to certain conditions, including approval of the merger by the limited partners holding a majority of the issued and outstanding units, consent of the partnership's lender and consent of the manager of the Inns. In connection with the proposed merger, the partnership will file a consent solicitation statement with the Securities and Exchange Commission. The partnership will mail a copy of the consent solicitation to each limited partner who is listed on the on the records of the partnerships on the record date. The partnership expects to mail the consent solicitation during the second quarter. If the merger is approved, it is expected to occur during the third quarter of 2002.

If the conditions necessary for the merger to occur are not satisfied, the partnership will continue to pursue selling the Inns or, in the alternative, finding a buyer for the partnership interests, consistent with the terms of the partnership agreement and the original investment objectives contemplated at the formation of the partnership.

CHANGES TO MANAGEMENT AGREEMENT

The general partner and the Manager have been negotiating certain changes to the management agreement.

In addition, Apple has entered into discussions with the Manager regarding certain changes to the management agreement. If the merger closes, it is anticipated that the changes to the management agreement negotiated between the general partner and the manager would be entered into at the same time as the changes agreed to by Apple and the manager.

If the merger is not completed, we expect to complete our negotiations of the changes to the management agreement discussed below. Therefore, if the limited partners do not approve the merger agreement, they will continue to own a limited partner interest in the partnership and receive, if the negotiations are successful, the benefits, if any, of such proposed changes. There can be no assurance that such changes will be made or that such changes will be made in substantially the form described below. The partnership and the Manager will execute mutual general releases in connection with the merger or, if the merger is not completed, upon implementation of the changes to the management agreement agreed to by the general partner and the Manager.

As currently contemplated, the general partner and the manager propose to revise the management agreement as follows:

     . FF&E Reserve - The partnership would be given the right to approve the annual budget for furniture, fixtures and equipment expenditures under the management agreement with respect to each expenditure of $10,000 or more. Expenditures of less than $10,000 would be budgeted and approved in the aggregate by Inn.

     . Adjustments to First Priority Return - The First Priority Return payable to the partnership under the management agreement would be increased by $75,000. In addition. Additional Inn Investments (as that term is defined in the management agreement) made after the date of the amendment would be included in the calculation of the partnership's First Priority Return rather than in the calculation of the partnership's Second Priority Return (as those terms are defined in the management agreement).

     . Design Specifications - With regard to capital-expenditure programs proposed by the manager, the partnership would have the right to select in its reasonable discretion a prototype design package for such programs out of applicable prototype design packages then available within the Residence Inn system. The partnership and the Manager would mutually agree on any custom design packages not contemplated by then-current brand design standards and prototype design packages.

     . Chain Services and Marketing Fund - Commencing in fiscal year 2002, required contributions by the partnership to the marketing fund maintained by the manager would not be increased without the prior approval of a majority of the members of The Residence Inn Association, an association of Residence Inn owners and franchisees.

     . Renewal - The Manager would be required, if it wishes to renew the management agreement, to renew the management agreement with respect to at least 80% of the partnership's Inns which either meet the then-current brand standards or are in compliance with a specified ten-year property-improvement program currently required by the manager.

     . Performance Termination - Commencing in 2004, the partnership's ability to terminate the management agreement due to inadequate performance would be based on the Inns' performance over the previous two years rather than the previous three years, coupled with a new test comparing the Inns' aggregate "revenues per available room" ("RevPar") with the RevPar of hotels in their competitive sets. Any cure payments made by the manager to avoid a performance termination would not be recoverable in later years.

     . Accounting - The manager would be required to provide the partnership with annual operating projections on both a consolidated and a per-inn basis. The manager would also be required to meet with representatives of the partnership and consider in good faith the suggestions of such representatives regarding the partnership's annual operating projections.

RESULTS OF OPERATIONS

Revenues. Revenues decreased $2.1 million, or 12%, to $14.6 million for the first quarter of 2002 when compared to the same period in 2001. The decrease is a result of the continued demand weakness in the lodging industry. For the first quarter of 2002, revenue per available room, or RevPAR, decreased 11.8% to $67.35 due to a 2.3 percentage point decrease in the combined average occupancy to 76.1% combined with a 9.2% decrease in the combined average suite rate to $88.55. RevPAR represents the combination of average suite rate charged and the average occupancy achieved, and is a commonly used indicator of hotel performance. RevPAR does not include other ancillary revenues generated by the Inns.

Operating Costs and Expenses. Operating costs and expenses decreased $1.5 million, or 11%, to $11.9 million for the first quarter of 2002, when compared to the same period in 2001. The decrease was primarily due to decreases in Inn property-level costs and expenses discussed below as well as decreases in fees due to the Manager, which are affected by changes in Inn revenues. As a percentage of total Inn revenues, operating costs and expenses were 82% and 81% for the first quarters of 2002 and 2001, respectively.

Inn property-level costs and expenses decreased $1.3 million, or 14%, to $8.1 million for the first quarter of 2002, when compared to the same period in 2001. The decrease is primarily due to decreases in controllable rooms expenses corresponding to the decreasing occupancy as well as decreases in general and administrative expenses as a result of the Manager's continued efforts to control operating costs at the Inns. As a percentage of Inn revenues, Inn property-level costs and expenses represented 55% and 57% for the first quarters of 2002 and 2001, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $.5 million to $2.7 million, or 19% of revenues, from $3.2 million, or 19% of revenues, for the same period in 2001.

Net Income. As a result of the items discussed above, net income decreased $.6 million, or 86%, to $.1 million in the first quarter of 2002 compared to $.8 million during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our financing needs have been historically funded through loan agreements with independent financial institutions. Beginning in 1998, the partnership's property improvement fund was insufficient to meet current needs. The shortfall is primarily due to the need for total suite refurbishments at a majority of the Inns as part of ongoing routine capital maintenance and to remain competitive in the market place. Over the past several years, the general partner has retained cash in the partnership in anticipation of financing required capital improvements to the Inns and beginning in 1999, the partnership increased the contribution rate to the property improvement fund to 7% of gross Inn revenues. The contribution rate will remain at 7% for 2002.

The Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. Based upon information provided by the Manager, approximately $59 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The general partner does not believe that cash flows from the operations of the Inns will be sufficient to fund these improvements. As a result, the general partner expects to fund these improvements with approximately $9.7 million (approximately $138 per unit) of the partnership's existing cash. Actual funding of these improvements is not expected to occur until the end of fiscal year 2002. However, if the merger is consumated, the prospective purchaser will assume the obligation to fund these improvements. The general partner will continue to monitor the capital expenditure program with a view towards maximizing limited partner value.

The Manager has also proposed additional improvements to the Inns that are intended to be implemented in fiscal years subsequent to 2002. The general partner will review and assess these additional proposed improvements annually at the end of each fiscal year.

If the merger is not consumated, the general partner does not believe that cash from Inn operations and the partnership's remaining cash reserves will be sufficient to fund all of the proposed additional capital expenditures requested by the Manager of the Inns. As a result, if the merger does not occur it appears unlikely that cash distributions will be possible for the next several years.

Principal Sources and Uses of Cash

Our principal source of cash is cash from operations. Our principal uses of cash are to make debt service payments and fund the property improvement fund.

Cash provided by operating activities was $944,000 through the first quarter of 2002 compared to $1,091,000 for the same period in 2001. The $147,000 decrease was primarily due to declining operations at the Inns.

Cash used in investing activities through the first quarters of 2002 and 2001 was $1,213,000 and $1,337,000, respectively. Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $1,022,000 and $1,165,000 through the first quarters of 2002 and 2001, respectively.

Cash used in financing activities through the first quarters of 2002 and 2001 were $31,000 and $737,000, respectively. Financing activities consist primarily of the repayments of mortgage debt. There were no cash distributions to the partners during the first quarters of 2002 or 2001. As previously discussed, it appears unlikely that cash distributions will be possible for the next several years.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the partnership does not hold any financial instruments for trading purposes. As of March 22, 2002, the partnership's mortgage debt has a fixed interest rate.

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

                                MARRIOTT RESIDENCE INN II
                                LIMITED PARTNERSHIP

                                By:   RIBM TWO LLC
                                      General partner


         May 6, 2002            By: /s/ Mathew Whelan
                                    ------------------------------
                                    Mathew Whelan

                                    Vice President (Chief Accounting Officer)