Form 10-Q
period 2002-06-14
MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
filed 2002-07-29
CIK 841283

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 14, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 033-24935

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP
                               10400 Fernwood Road
                             Bethesda, MD 20817-1109
                                 (301) 380-9000

            Delaware                               52-1605434
--------------------------------      -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___.

================================================================================

                  MARRIOTT RESIDENCE INN II LIMITED PARTNERSHIP

                                TABLE OF CONTENTS
                                -----------------

                                                                                                   PAGE NO.
                                                                                                   -------
PART I - FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets
             June 14, 2002 and December 31, 2001 ................................................     1

           Condensed Consolidated Statements of Operations
             Twelve and Twenty-Four Weeks Ended June 14, 2002 and June 15, 2001 .................     2

           Condensed Consolidated Statements of Cash Flows
             Twenty-Four Weeks Ended June 14, 2002 and June 15, 2001 ............................     3

           Notes to Condensed Consolidated Financial Statements .................................     4

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................................................     6

           Quantitative and Qualitative Disclosures about Market Risk ...........................     9

PART II - OTHER INFORMATION AND SIGNATURE .......................................................     10

                  Marriott Residence Inn II Limited Partnership
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                    June 14,         December 31,
                                                                                      2002               2001
                                                                                  -------------    ----------------
                                                                                   (Unaudited)
                                     ASSETS

   Property and equipment, net .............................................      $     129,888    $        132,137
   Due from Residence Inn by Marriott, Inc. ................................              4,308               3,005
   Deferred financing costs, net of accumulated amortization ...............              1,548               1,738
   Property improvement fund ...............................................              5,188               3,923
   Restricted cash reserves. ...............................................              6,316               7,762
   Cash and cash equivalents ...............................................             25,854              25,149
                                                                                  -------------    ----------------

                                                                                  $     173,102    $        173,714
                                                                                  =============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt ...........................................................      $     131,130    $        132,198
   Incentive management fee due to Residence Inn by Marriott, Inc. .........              6,625               5,440
   Accounts payable and accrued expenses ...................................              1,503               2,037
                                                                                  -------------    ----------------

         Total Liabilities .................................................            139,258             139,675
                                                                                  -------------    ----------------

PARTNERS' CAPITAL
   General partner .........................................................                417                 418
   Limited Partners.........................................................             33,427              33,621
                                                                                  -------------    ----------------

         Total Partners' Capital ...........................................             33,844              34,039
                                                                                  -------------    ----------------

                                                                                  $     173,102    $        173,714
                                                                                  =============    ================

            See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statements of Operations
           (Unaudited, in thousands, except Unit and per Unit amounts)

                                                       Twelve Weeks Ended               Twenty-Four Weeks Ended
                                                   June 14,          June 15,         June 14,          June 15,
                                                     2002              2001              2002             2001
                                                 -------------    --------------    -------------    --------------
REVENUES
   Suites ....................................   $      14,783    $       15,468    $      28,805    $       31,429
   Other .....................................             526               717            1,100             1,405
                                                 -------------    --------------    -------------    --------------
         Total revenues ......................          15,309            16,185           29,905            32,834
                                                 -------------    --------------    -------------    --------------

OPERATING COSTS AND EXPENSES
   Suites ....................................           3,576             3,961            7,004             8,018
   Department costs and expenses .............             450               507              897               927
   Selling, administrative and other .........           4,359             4,495            8,645             9,425
   Depreciation ..............................           1,651             1,712            3,319             3,384
   Incentive management fee ..................             606               645            1,185             1,286
   Residence Inn system fee ..................             591               619            1,073             1,257
   Property taxes ............................             567               542            1,102             1,037
   Equipment rent and other ..................             861               417            1,040               642
   Base management fee .......................             306               324              598               657
                                                 -------------    --------------    -------------    --------------

OPERATING PROFIT .............................           2,342             2,963            5,042             6,201
   Interest expense ..........................          (2,809)           (2,851)          (5,531)           (5,646)
   Interest income ...........................             164               419              294               733
                                                 -------------    --------------    -------------    --------------

NET INCOME (LOSS) ............................   $        (303)   $          531    $        (195)   $        1,288
                                                 =============    ==============    =============    ==============

ALLOCATION OF NET INCOME (LOSS)
   General partner ...........................   $          (3)   $            5    $          (2)   $           13
   Limited Partners ..........................            (300)              526             (193)            1,275
                                                 -------------    --------------    -------------    --------------

                                                 $        (303)   $          531    $        (195)   $        1,288
                                                 =============    ==============    =============    ==============

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
   (70,000 Units) ............................   $          (4)   $            7    $          (3)   $           18
                                                 =============    ==============    =============    ==============

            See Notes to Condensed Consolidated Financial Statements.

                  Marriott Residence Inn II Limited Partnership
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                                        Twenty-Four Weeks Ended
                                                                                      June 14,          June 15,
                                                                                        2002              2001
                                                                                    -------------    --------------
OPERATING ACTIVITIES
   Net income (loss) ...................................................            $        (195)   $        1,288
   Depreciation ........................................................                    3,319             3,384
   Amortization of deferred financing costs ............................                      190               191
   Deferred incentive management fees ..................................                    1,185             1,286
   Loss on dispositions of fixed assets ................................                       --                 2
   Changes in operating accounts .......................................                   (1,835)           (2,583)
                                                                                    -------------    --------------

         Cash provided by operating activities .........................                    2,664             3,568
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net ............................                   (1,070)           (1,401)
   Change in property improvement fund .................................                   (1,265)           (1,541)
                                                                                    -------------    --------------

         Cash used in investing activities .............................                   (2,335)           (2,942)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Repayment of mortgage debt ..........................................                   (1,068)             (964)
   Change in debt service reserves .....................................                    1,444               944
                                                                                    -------------    --------------

         Cash provided by (used in) financing activities ...............                      376               (20)
                                                                                    -------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS ..................................                      705               606

CASH AND CASH EQUIVALENTS at beginning of period .......................                   25,149            22,291
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS at end of period .............................            $      25,854    $       22,897
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest .....................................            $       5,894    $        5,999
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

2.       Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Partnership have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 14, 2002, and the results of its operations for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001 and cash flows for the twenty-four weeks ended June 14, 2002 and June 15, 2001. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

3.       Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes cash amounts paid to the general partner and Marriott International, Inc. for the twenty-four weeks ended June 14, 2002 and June 15, 2001 (in thousands):

                                                                           2002              2001
                                                                       -------------    -------------
Marriott International, Inc.:
     Residence Inn system fee ............................             $       1,073    $       1,257
     Chain services and Marriott Rewards Program .........                       739              938
     Marketing fund contribution .........................                       720              786
     Base management fee .................................                       598              657
                                                                       -------------    -------------
                                                                       $       3,130    $       3,638
                                                                       =============    =============
General partner:
     Administrative expenses reimbursed ..................             $         139    $          70
                                                                       =============    =============

4.       Subsequent Events

As disclosed in a letter to the limited partners on April 30, 2002, and in a consent solicitation distributed to the limited partners on or about July 8, 2002, the Partnership has entered into a definitive merger agreement with Apple Hospitality Two, Inc. ("Apple") and AHT RES II Acquisition, L.P., a wholly owned indirect subsidiary of Apple, pursuant to which Apple will acquire all of the outstanding partnership interests in the Partnership and will assume approximately $131 million of the Partnership's indebtedness and the Partnership's obligation to fund the $9.7 million capital expenditure plan for the current fiscal year.

The aggregate purchase price for all of the outstanding units and the one percent general partner interest is $29,250,000. If the merger is completed, the limited partners will receive $415 in cash for each unit of limited partnership interest owned immediately prior to the closing of the merger. In addition, the limited partners will receive a beneficial interest in a liquidating trust to be created by the Partnership to hold several contingent assets of the Partnership and to facilitate certain cashflow adjustments and other transactions to be made by the parties after the closing of the merger. Prior to the closing of the merger, the Partnership will contribute $300,000 ($4.28 per unit) and assign certain contingent assets to this trust, which will be managed without profit by the general partner. Approximately two years after the completion of the merger, the trust will be liquidated and its remaining assets distributed to the limited partners. The general partner will receive $200,000 in cash for its 1% general partner interest, which will be retained by Apple for a period of time after completion of the merger to satisfy certain indemnification obligations that the general partner agreed to fund under the merger agreement.

Consummation of the merger is subject to certain conditions, including approval of the merger by the limited partners holding a majority of the issued and outstanding units, consent of the Partnership's lender and consent of the Manager. On July 8, 2002, the Partnership commenced a consent solicitation seeking the consent of a majority of the holders to the proposed merger. The Partnership mailed a copy of the consent solicitation to each limited partner who is listed on the records of the Partnership on July 3, 2002. The consent period ends at 2:00 p.m. on August 8, 2002.

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

GENERAL

Sale of Partnership

Consistent with the terms of the partnership agreement and the original investment objectives contemplated at the formation of the Partnership, the general partner is currently attempting to sell the Inns or, in the alternative, find a buyer for the partnership interests. As stated in the Partnership's letter to limited partners dated October 9, 2001, the general partner engaged Merrill Lynch & Co. ("Merrill Lynch") as its financial advisor in April 2001 to conduct a broad marketing process in an effort to maximize value for the limited partners. As disclosed in a letter to the limited partners on April 30, 2002, on that day the Partnership entered into a definitive merger agreement with Apple, pursuant to which Apple and AHT Res II Acquisition, L.P., a wholly owned indirect subsidiary of Apple, will acquire all of the outstanding partnership interests in the Partnership and will assume approximately $131 million of the Partnership's mortgage debt and the Partnership's obligation to fund the $9.7 million capital expenditure plan for the current fiscal year.

The aggregate purchase price for all of the outstanding units and the one percent general partner interest of the Partnership is $29,250,000. If the merger is completed, the limited partners will receive $415 in cash for each unit of limited partnership interest owned immediately prior to the closing of the merger. In addition, the limited partners will receive a beneficial interest in a liquidating trust to be created by the Partnership to hold several contingent assets of the Partnership and to facilitate certain cash flow adjustments and other transactions to be made by the parties after the closing of the merger. Prior to the closing of the merger, the Partnership will contribute $300,000 ($4.28 per unit) and assign certain contingent assets to this trust, which will be managed without profit by the general partner. Approximately two years after the completion of the merger, the trust will be liquidated and its remaining assets distributed to the limited partners. The general partner will receive $200,000 in cash for its 1% general partner interest, which will be retained by Apple for a period of time after completion of the merger to satisfy certain indemnification obligations that the general partner agreed to fund under the merger agreement although it had no obligation to do so.

Consummation of the merger is subject to certain conditions, including approval of the merger by the limited partners holding a majority of the issued and outstanding units, consent of the Partnership's lender and consent of the Manager. On July 8, 2002, the Partnership commenced a consent solicitation seeking the consent of a majority of the holders to the proposed merger. The Partnership mailed a copy of the consent solicitation to each limited partner on the records of the Partnership on July 3, 2002. The consent period ends at 2:00 p.m. on August 8, 2002.

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

If the merger is not completed, or the limited partners do not approve the merger agreement, they will continue to own a limited partner interest in the Partnership and receive the benefits, if any of the proposed changes described below. The Partnership and the Manager will execute mutual general releases in connection with the merger or, if the merger is not completed, upon implementation of the changes to the management agreement agreed to by the general partner and the Manager.

The general partner and the Manager propose to revise the management agreement as follows:

       . FF&E Reserve--The Partnership would be given the right to approve the annual budget for furniture, fixtures and equipment expenditures under the management agreement with respect to each expenditure of $10,000 or more. Expenditures of less than $10,000 would be budgeted and approved in the aggregate by each Inn.

       . Adjustments to First Priority Return--The First Priority Return payable to the Partnership under the management agreement would be increased by $75,000. In addition, Additional Inn Investments (as that term is defined in the management agreement) made after the date of the amendment would be included in the calculation of the Partnership's First Priority Return rather than in the calculation of the Partnership's Second Priority Return (as those terms are defined in the management agreement).

       . Design Specifications--With regard to capital-expenditure programs proposed by the Manager, the Partnership would have the right to select in its reasonable discretion a prototype design package for such programs out of applicable prototype design packages then available within the Residence Inn system. The Partnership and the Manager would mutually agree on any custom design packages not contemplated by then-current brand design standards and prototype design packages.

       . Chain Services and Marketing Fund--Commencing in fiscal year 2002, required contributions by the Partnership to the marketing fund maintained by the Manager would not be increased without the prior approval of a majority of the members of The Residence Inn Association, an association of Residence Inn owners and franchisees.

       . Renewal--The Manager would be required, if it wishes to renew the management agreement, to renew the management agreement with respect to at least 80% of the Partnership's Inns which either meet the then-current brand standards or are in compliance with a specified five-year property-improvement program currently required by the Manager.

       . Performance Termination--Commencing in 2004, the Partnership's ability to terminate the management agreement due to inadequate performance would be based on the Inns' performance over the previous two years rather than the previous three years, coupled with a new test comparing the Inns' aggregate "revenues per available room" ("RevPAR") with the RevPAR of hotels in their competitive sets. Any cure payments made by the Manager to avoid a performance termination would not be recoverable in later years.

       . Accounting--The Manager would be required to provide the Partnership with annual operating projections on both a consolidated and a per-Inn basis. The Manager would also be required to meet with representatives of the Partnership and consider in good faith the suggestions of such representatives regarding the Partnership's annual operating projections.

RESULTS OF OPERATIONS

Revenues. Revenues decreased $0.9 million, or 5%, to $15.3 million for the second quarter of 2002 and decreased $2.9 million or 9% to $29.9 million for the first two quarters of 2002 when compared to the same periods of last year. This decline reflects the continued weakness in the lodging industry, primarily as a result of reduced business travel. In response, we have reduced the room rates at our Inns in order to maintain the occupancy levels from the prior year. As a result, RevPAR has declined 8% to $69.10 for the twenty-four weeks ended June 14, 2002. The decline reflects a decrease of 9% in the average suite rate that was partially offset by a 0.4 percentage point increase in occupancy during the period.

Operating Costs and Expenses. Operating costs and expenses decreased by $0.3 million, or 2%, to $13.0 million for the second quarter of 2002, and by $1.8 million, or 7%, to $24.9 million for the first two quarters of 2002 when compared to the same periods in 2001. The decreases were primarily due to decreases in property-level costs and expenses, which include suites, department costs and expenses, and selling, administration and other, as a result of the Manager's continued efforts to control operating costs. The decline also reflects decreases in fees due to the Manager, which are affected by changes in Inn revenues. As a percentage of total Inn revenues, operating costs and expenses were 84.7% and 81.7% for the second quarter of 2002 and 2001, respectively and 83.1% and 81.1% for the first two quarters of 2002 and 2001, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $0.6 million to $2.3 million, or 15% of revenues, from $2.9 million, or 18% of revenues, for the second quarter of 2002 when compared to the same period in 2001. For the first two quarters of 2002, operating profit decreased $1.2 million to $5.0 million, or 17% of revenues, from $6.2 million, or 19% of revenues, for the same period in 2001.

Net Income. As a result of the items discussed above as well as a decline in interest income of $255,000, net income decreased $834,000, or 160%, to a net loss of $303,000 in the second quarter of 2002 compared to net income of $531,000 during the second quarter of 2001. For the first two quarters of 2002, net income decreased $1.5 million, or 117%, to a net loss of $195,000 compared to net income of $1.3 million for the same period in 2001.

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

The Manager has also proposed additional improvements that are intended to enhance the overall value and competitiveness of the Inns. Based upon information provided by the Manager, approximately $59 million may be required over the next five years for the routine renovations and all of the proposed additional improvements. The general partner does not believe that cash flows from the operations of the Inns will be sufficient to fund these improvements. As a result, the general partner expects to fund these improvements with approximately $9.7 million (approximately $138 per unit) of the Partnership's existing cash. Actual funding of these improvements is not expected to occur until the end of fiscal year 2002. However, if the merger is consummated, the prospective purchaser will assume the obligation to fund these improvements. The general partner will continue to monitor the capital expenditure program with a view towards maximizing limited partner value.

The Manager has also proposed additional improvements to the Inns that are intended to be implemented in fiscal years subsequent to 2002. The general partner will review and assess these additional proposed improvements annually at the end of each fiscal year.

If the merger is not consummated, the general partner does not believe that cash from Inn operations and the Partnership's remaining cash reserves will be sufficient to fund all of the proposed additional capital expenditures requested by the Manager. As a result, if the merger does not occur, it appears unlikely that cash distributions will be possible for the next several years.

Principal Sources and Uses of Cash

Our principal source of cash is cash from operations. Our principal uses of cash are to make debt service payments and fund property improvements.

Cash provided by operating activities was $2.7 million through the second quarter of 2002 compared to $3.6 million for the same period in 2001. The $0.9 million decrease was primarily due to declining results of operations at the Inns.

Cash used in investing activities through the second quarters of 2002 and 2001 was $2.3 million and $2.9 million, respectively. Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Inns. Contributions to the property improvement fund were $1.3 million and $1.5 million through the second quarters of 2002 and 2001, respectively. Capital expenditures were $1.1 million and $1.4 million through the second quarters of 2002 and 2001, respectively.

Cash provided by financing activities through the second quarter of 2002 was $0.4 million compared with cash used by financing activities of $20,000 through the second quarter of 2001. Financing activities consist primarily of the repayments of mortgage debt, net of changes in debt service reserves. There were no cash distributions to the partners during the twenty-four weeks ended June 14, 2002 or June 15, 2001. As previously discussed, it appears unlikely that cash distributions will be possible for the next several years.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 14, 2002, the Partnership's mortgage debt had a fixed interest rate.

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

                                            MARRIOTT RESIDENCE INN II
                                            LIMITED PARTNERSHIP

                                            By: RIBM TWO LLC
                                                General partner

     July 29, 2002                          By: /s/ Mathew J. Whelan
                                                --------------------------------
                                                Mathew J. Whelan
                                                Vice President
                                                (Chief Accounting Officer)